Form 10-Q
period 2012-02-29
Ceres, Inc.
filed 2012-04-12
CIK 767884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission File Number: 001-35421

Ceres, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	33-0727287
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1535 Rancho Conejo Boulevard
Thousand Oaks, CA 91320
(Address of principal executive offices)

Telephone: (805) 376-6500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2012
Common Stock, $0.01 par value per share	24,453,250

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CERES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	February 29, 2012	August 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$79,271	$21,911
Prepaid expenses	591	631
Trade receivables	880	1,292
Other current assets	1,477	3,000

Total current assets	82,219	26,834

Property and equipment, net	5,256	6,780
Restricted cash and investment	3,000	3,000
Other assets	117	183

Total assets	$90,592	$36,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,006	$6,972
Current portion of long-term debt	2,997	2,168
Other current liabilities	1,169	955

Total current liabilities	11,172	10,095

Long-term debt, net of current portion	2,743	2,013
Convertible notes	—	13,630
Common and preferred stock warrant liabilities	—	17,726
Other non-current liabilities	123	149

Contingencies and commitments

Convertible preferred stock; 50,854,383 shares authorized, 46,059,819 shares issued and outstanding at August 31, 2011; no shares issued and outstanding at February 29, 2012.	—	197,502

Stockholders’ equity (deficit):
Preferred stock; $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding at February 29, 2012	—	—
Common stock and additional paid-in capital; $0.01 par value; 25,000,000 shares authorized; 2,014,168 shares issued and outstanding at August 31, 2011; 490,000,000 shares authorized; 24,234,573 shares issued and outstanding at February 29, 2012.	303,668	8,372
Accumulated other comprehensive income	(79)	(27)
Accumulated deficit	(227,035)	(212,663)

Total stockholders’ equity (deficit)	76,554	(204,318)

Total liabilities and stockholders’ equity (deficit)	$90,592	$36,797

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Revenues:
Product sales	$111	$7	$387	$9
Collaborative research and government grants	1,200	1,607	2,672	3,320

Total revenues	1,311	1,614	3,059	3,329

Cost and operating expenses:
Cost of product sales	487	271	1,249	1,330
Research and development	4,991	4,348	10,267	8,641
Selling, general and administrative	2,813	2,200	5,618	4,339

Total cost and operating expenses	8,291	6,819	17,134	14,310

Loss from operations	(6,980)	(5,205)	(14,075)	(10,981)
Interest expense	(107)	(121)	(218)	(248)
Interest income	2	3	6	34
Other income (expense)	254	(86)	(84)	(85)

Loss before income taxes	(6,831)	(5,409)	(14,371)	(11,280)

Income tax benefit (expense)	—	29	(1)	(1)

Net loss	$(6,831)	$(5,380)	$(14,372)	$(11,281)

Net loss per share:
Basic and diluted	$(2.48)	$(2.72)	$(6.01)	$(5.74)

Shares used in calculation of net loss per share:
Basic and diluted	2,760,016	1,976,345	2,389,543	1,966,892

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	February 29,	February 28,
	2012	2011
Cash flows from operating activities:
Net loss	$(14,372)	$(11,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of common and preferred stock warrants and convertible notes	84	85
Net loss on disposal of assets	48	—
Impairment of assets	1,100	—
Depreciation	1,078	1,106
Stock compensation	1,008	595
Changes in operating assets and liabilities:
Prepaid expenses	40	63
Trade receivables	412	4
Other assets	1,587	(100)
Accounts payable and accrued expenses	69	182
Other liabilities	188	74

Net cash used in operating activities	(8,758)	(9,272)

Cash flows from investing activities:
Purchases of property and equipment	(702)	(204)

Net cash used in investing activities	(702)	(204)

Cash flows from financing activities:
Repayment of debt	(976)	(1,124)
Net proceeds from issuance of debt	2,500	—
Proceeds from issuance of common stock	60	34
Proceeds from issuance of common stock in initial public offering, net of underwriters discounts and commission and offering expenses	65,288	—

Net cash provided by (used in) in financing activities	66,872	(1,090)

Effect of foreign currency translation on cash	(52)	—
Increase (decrease) in cash and cash equivalents	57,360	(10,566)
Cash and cash equivalents at beginning of period	21,911	33,055

Cash and cash equivalents at end of period	$79,271	$22,489

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$172	$207
Cash paid during the period for income taxes	1	1

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(1) The Company

Ceres, Inc. (the “Company”) is an agricultural biotechnology company selling seeds to produce renewable bioenergy feedstocks that can enable the large-scale replacement of petroleum and other fossil fuels. The Company uses a combination of advanced plant breeding and biotechnology to develop dedicated energy crops.

In January 2010, the Company incorporated a subsidiary, Ceres Sementes do Brasil Ltda. The Company’s ownership in this subsidiary is 99.9% and the Company’s Chief Executive Officer owns the remaining interest.

On January 24, 2012, the Company filed an amended and restated certificate of incorporation which effected a 1 for 3 reverse stock split of the Company’s issued and outstanding shares of common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. All issued and outstanding shares of common stock and stock options and per share amounts contained in the Company’s condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

On February 27, 2012, the Company closed its initial public offering (IPO) of 5,750,000 shares of common stock (including 750,000 shares purchased by the underwriters upon the exercise of their right to purchase up to an additional 750,000 shares) at an offering price of $13.00 per share, resulting in net proceeds to the Company of approximately $65,288, after deducting underwriting discounts, commissions and estimated offering expenses. Upon closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 15,353,221 shares of common stock, all of the Company’s outstanding convertible subordinated notes were automatically converted into 1,098,575 shares of common stock and all of the Company’s outstanding convertible preferred stock warrants were automatically converted into warrants to purchase a total of 20,511 shares of common stock.

The Company has incurred substantial net losses from operations since its inception and its accumulated deficit as of February 29, 2012 was $227,035. The Company expects to incur additional losses related to the continued development and expansion of its business including research and development, seed production and operations, and sales and marketing. The Company plans to finance its operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding and from product sales.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (GAAP) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus dated February 21, 2012 and filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements, management must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Financial Instruments

The carrying value of financial instruments such as cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these instruments. At each period end, the fair value of the long-term debt approximated carrying value based on interest rates currently available to the Company.

Fair Value Measurements

The Company applies Financial Accounting Standards Board (FASB) ASC Topic 820, Fair Value Measurements and Disclosures to measure the fair value of financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company applies the provisions of ASC Topic 820 to measure the fair value of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

—	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

—	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

—	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company utilized an option pricing valuation model to determine the fair value of its outstanding common and convertible preferred stock warrant liabilities. The inputs to the model included fair value of the stock related to the warrant, exercise price of the warrant, expected term, expected volatility, risk-free interest rate and dividend yield. As several significant inputs were not observable, the overall fair value measurement of the warrants were classified as Level 3.

The following table summarizes the Company’s common and convertible preferred stock warrant liabilities and convertible notes measured at fair value as of August 31, 2011:

		Fair value measurements at reporting date using
	Total fair value as of August 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Common stock warrants	$17,450	$—	$—	$17,450
Convertible preferred stock warrants	276	—	—	276
Convertible notes	13,630	—	—	13,630

Total	$31,356	$—	$—	$31,356

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The changes in fair value of the Company’s Level 3 warrants and convertible notes from August 31, 2011 through February 29, 2012 were as follows:

	Common Stock Warrant Liabilities	Preferred Stock Warrant Liabilities	Convertible Notes
Fair value, August 31, 2011	$17,450	$276	$13,630
Fair value adjustments	(516)	(52)	652
Conversion upon closing of IPO	(16,934)	(224)	(14,282)

Fair value, February 29, 2012	$—	$—	$—

Accounts Receivable

Accounts receivable represents amounts owed to the Company from product sales and collaborative research and government grants. The Company performs ongoing credit evaluation of its customers, does not require collateral, and maintains allowance for potential credit losses on customer accounts when deemed necessary. To date, there have been no such losses and the Company has not recorded an allowance for doubtful accounts.

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

	As of	As of
	February 29,	August 31,
Customers	2012	2011
Customer A	32.4	20.0
Customer B	12.9	21.3
Customer C	14.0	30.4
Customer D	35.5	20.0

Customers representing greater than 10% of revenues were as follows (in percentages):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
Customers	2012	2011	2012	2011
Customer A	29.1	17.3	23.0	19.0
Customer B	28.5	19.3	20.7	15.2
Customer C	*	18.3	10.6	19.5
Customer D	17.8	26.1	20.3	27.3

*	Less than 10%

Seed Inventory

Seed inventory costs are computed on a first-in, first-out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. Due to the early stage of commercialization of the Company’s seed products and with no established market for these products, a full valuation reserve has been recorded against U.S. seed inventory for all periods presented.

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the shorter of the estimated useful lives or the remaining life of the lease. Depreciation periods for the Company’s property and equipment are as follows:

Automobiles and trucks	3-5 years
Office, laboratory, farm and warehouse equipment and furniture	3-5 years
Leasehold improvements	3-10 years
Buildings	14-39 years

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that an impairment indicator has occurred, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

On February 3, 2012, the Company’s plant breeding and field research station located near College Station, Texas was damaged by a tornado. The Company believes the impact was limited to structural damage to the building that houses office space, a small laboratory used to evaluate biomass samples and work space, the small greenhouse and tractor sheds, and damage to some agricultural equipment. The cost to construct the damaged buildings was approximately $1,500, and the Company believes the cost to repair the damage will be covered by insurance, subject to the Company’s deductible.

At February 29, 2012, the Company impaired $1,100 in assets related to damage at the Texas facility. A receivable of $1,000 has been recorded in other current assets as of February 29, 2012 related to insurance proceeds that have been committed to date. The Company is continuing to assess the damage from this incident, and does not believe it will have a material effect on operations.

Common and Convertible Preferred Stock Warrant Liabilities

The Company determined that common stock warrants issued to certain holders of convertible preferred stock were not considered indexed to the Company’s common stock and therefore required liability classification.

The Company accounted for its warrants to purchase shares of the Company’s convertible preferred stock that were contingently redeemable as liabilities at fair value on the consolidated balance sheets.

These common and convertible preferred stock warrants were subject to re-measurement at each balance sheet date and the changes in fair value, if any, were recognized as other income (expense).

Upon the closing of the IPO, certain common and convertible preferred stock warrants, previously classified as liabilities were revalued and reclassified to additional paid-in capital as they no longer met the requirements for liability classification given the automatic conversion of the convertible preferred stock to common stock upon consummation of the IPO.

Convertible Preferred Stock

In connection with the Company’s decision to file a registration statement with the Securities Exchange Commission for an IPO of the Company’s common stock, the Company adopted the provisions of ASC Topic 480-10-S99-3A, Classification and Measurement of Redeemable Securities.

The convertible preferred stock was not redeemable by the Company or at the option of the preferred stockholders. The holders of the Company’s outstanding convertible preferred stock, voting or consenting together as a separate class, controlled the vote of the Company’s stockholders. As a result, the holders of all series of the Company’s convertible preferred stock could vote to approve a change in control under circumstances that would trigger a deemed liquidation under the Company’s certificate of incorporation. As redemption of the convertible preferred stock through a deemed liquidation was outside the control of the Company, all shares of convertible preferred stock were classified as temporary equity rather than as a component of stockholders’ (deficit) equity in the

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Company’s condensed consolidated balance sheets. The carrying value of convertible preferred stock was recorded at its fair value at the date of issue. All series of convertible preferred stock are collectively referred to in the consolidated financial statements as convertible preferred stock.

As discussed in Note (1), all of the outstanding shares of convertible preferred stock were automatically converted into shares of common stock upon the closing of the IPO.

Revenue Recognition

Revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) transfer of product or technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. To date, the Company’s primary source of revenues is derived from collaborative research agreements and government grants.

Product Sales

Product sales are derived from sales of seeds. Product sales are recognized, net of discounts and allowances, once passage of title and risk of loss have occurred and contractually specified acceptance criteria have been met, provided all other revenue recognition criteria have also been met. Shipping and handling costs charged to customers are recorded as revenues and included in cost of product sales. To date, product sales have not been significant.

Collaborative Research and Government Grants

From time to time, the Company enters into research and development collaboration agreements with third parties including several biofuel producers and government agencies such as the Department of Energy (DOE) and the United States Department of Agriculture (USDA). The research and development collaboration agreements typically provide the Company with multiple revenue streams, which may include up-front, non-refundable fees for licensing certain of the Company’s technologies, government grants and fees for research and development activities and contingent milestone payments based upon achievement of contractual criteria.

•	Technology License Fees — For collaboration agreements in which the Company has continuing involvement, license fees are recognized on a straight-line basis over the term of the arrangement. Licensing fees are non-refundable and not subject to future performance.

•	Government Grants — The Company receives payments from government entities in the form of government grants. Government grants generally provide the Company with partial cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues from government grants are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants were provided have been met and the Company has only perfunctory obligations outstanding.

•	Research and Development Fees — Generally, fees for research and development activities are recognized as the services are performed over the performance period, as specified in the respective agreements. Certain of the Company’s collaboration agreements require the Company to deliver research data by specific dates and that the collective program plan will result in reaching specific crop characteristics by certain dates. For such arrangements, the Company recognizes revenues based on the approximate percentage of completion of services under the agreement, but the revenue recognized cannot exceed payments received by the Company to date under the agreement. The research and development period is estimated at the inception of each agreement and is periodically evaluated.

•	Milestone Fees — Fees that are contingent based on achievement of substantive performance milestones at inception of the agreement are recognized based on the achievement of the milestone, as defined in the respective agreements.

Deferred Revenue

The Company recognizes deferred revenue to the extent that cash received under the collaboration agreement is in excess of the revenues recognized related to the agreement since the work under the agreement has not yet been performed at the time of cash receipt.

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Research and Development

Research and development expenses principally consist of personnel costs related to the Company’s research and development staff as well as depreciation of research and development assets. Research and development expenses also include costs incurred for laboratory supplies, reimbursable costs associated with government grants and collaborative agreements, third-party contract payments, consultants, facility and related overhead costs.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments including stock options. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses an option pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period. The Company accounts for stock options issued to non-employees based on the estimated fair value of the awards using the option pricing model. The measurement of stock-based compensation to non-employees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

For all periods presented the Company had no material unrecognized tax benefits or expenses that, if recognized, would affect the Company’s effective income tax rate in future periods. The Company is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its recognized tax positions.

The major jurisdictions in which the Company files income tax returns include the federal and state jurisdictions within the United States and the Federal Republic of Brazil. All tax years from 1997 to present are subject to examination by the United States federal jurisdiction and by a state tax authority.

Foreign Currency Translation and Comprehensive Loss

The financial statements of the Company’s Brazilian subsidiary use the local currency, the Brazilian Real, as their functional currency. Assets and liabilities of the foreign operations are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the reporting period. Translation gains or losses are included in accumulated other comprehensive loss in the stockholders’ deficit section of the consolidated balance sheets.

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding, to the extent they are dilutive. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the weighted average conversion of the convertible preferred stock into shares of common stock (using the if-converted method). Dilutive net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive.

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The following sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(6,831)	$(5,380)	$(14,372)	$(11,281)
Less minimum dividend available to preferred stockholders	—	—	—	—

Net loss attributable to common stockholders	$(6,831)	$(5,380)	$(14,372)	$(11,281)

Basic and diluted net loss per common share	$(2.48)	$(2.72)	$(6.01)	$(5.74)

Weighted average outstanding common shares used for net loss attributable to common stockholders:
Basic and diluted	2,760,016	1,976,345	2,389,543	1,966,892

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	February 29,	February 28,
	2012	2011
Options to purchase common stock	3,047,625	2,397,463
Warrants to purchase common stock	2,082,045	1,994,868
Warrants to purchase convertible preferred stock	—	20,511
Convertible preferred stock	—	15,353,226

Total	5,129,670	19,766,068

Recent Accounting Pronouncements

In December 2011, the FASB amended ASU 2011-05 Presentation of Comprehensive Income which provides two options for presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects. The amendments do not affect how earnings per share is calculated or presented. The amendments in this update will be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects that, if adopted, this standard will not have a material impact on its consolidated financial statements.

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(3) Property and Equipment

  Property and equipment are summarized as follows:

	February 29, 2012	August 31, 2011
Land	$43	$43
Automobiles and trucks	321	373
Buildings	2,184	3,391
Office, laboratory, farm and warehouse equipment and furniture	15,999	16,346
Leasehold improvements	5,713	5,759

	24,260	25,912
Less accumulated depreciation	(19,004)	(19,132)

Property and equipment, net	$5,256	$6,780

(4) Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses consisted of the following:

	February 29, 2012	August 31, 2011
Accounts payable	$4,192	$3,790
Accrued payroll and related expenses	1,852	1,505
Research and development contracts	653	1,099
Accrued grower commitments	—	90
Other	309	488

	$7,006	$6,972

(5) Long-Term Debt

  Long-term debt is summarized as follows:

	February 29, 2012	August 31, 2011
Equipment Loan
Tranche 1 matures June 2013, net of discount of $45	$1,155	$1,590
Tranche 2 matures August 2013, net of discount of $61	1,939	2,586
Tranche 3 matures March 2015	2,500	—

	5,594	4,176
Other	146	5

	5,740	4,181
Less current portion	(2,997)	(2,168)

	$2,743	$2,013

Equipment Loans

In January 2010, the Company entered into a Loan and Security Agreement (the Loan Agreement) with a commercial bank (the Bank). The Loan Agreement provides financing for qualified equipment purchases. The Company borrowed a total of $7,000 in two tranches at interest rates of Prime Rate plus 2.75% (6.75% as of February 29, 2012), which is to be repaid over 36 to 40 months. In connection with the Loan Agreement, the Company issued the Bank warrants to purchase shares of the Company’s convertible preferred stock. The fair value of the warrants was recorded as a discount on the equipment loan and is being recognized over the term of the equipment loan as interest expense. Upon closing of the Company’s IPO, the convertible preferred stock warrants were converted to warrants to purchase common stock (see Note (1)).

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

In September 2011, the Company entered into an Amended Loan and Security Agreement (Amended Loan Agreement) with the Bank that provided for an additional $3,500 term loan consisting of (i) a $2,500 immediately available term loan advance and (ii) a $1,000 term loan advance available upon satisfaction of additional term loan advance conditions. The interest rate for the Amended Loan Agreement is a fixed rate based on the Bank Prime Rate at the time of each loan advance. The Company will pay interest only (4%) until April 2012 and then repay principal plus interest in equal installments over 36 months commencing April 1, 2012. At February 29, 2012 and August 31, 2011, the Company held restricted cash of $3,000 in the form of a deposit related to the Amended Loan Agreement.

The Amended Loan Agreement is secured by certain of the Company’s assets, excluding intellectual property, and requires compliance with covenants that require certain reporting and maintenance of certain specified ratios. At February 29, 2012, the Company was in compliance with the Amended Loan Agreement covenants.

The aggregated maturities of debt as of February 29, 2012 are as follows:

Remaining six months of fiscal year 2012	$1,453
2013	2,949
2014	850
2015	488

$5,740

(6) Convertible Notes and Warrant Modification

On August 1, 2011, the Company raised $11,425 from nine existing investors in the Company in a private placement by issuing noninterest bearing convertible subordinated notes. The conversion features of these notes were as follows: (i) the Convertible Notes automatically convert into common stock at a 20% discount to the IPO price and (ii) in the event that an IPO was not consummated within six months of the issuance date of the Convertible Notes, the Convertible Notes would convert into shares of Series G convertible preferred stock and the Convertible Note holders would receive common stock warrants. In addition, holders would receive repayment of an amount equal to two times the outstanding principal amount of the Convertible Notes, if prior to the automatic conversion of the Convertible Notes, a change of control transaction is consummated. In January 2012, the Company amended the Convertible Notes such that the notes would automatically convert into shares of Series G convertible preferred stock if the IPO was not consummated by June 30, 2012.

In connection with the issuance of the Convertible Notes, so long as any investors who held existing warrants to purchase shares of our common stock in connection with the original issuances of the Company Series F and G preferred stock purchased at least their respective full pro rata portion of the Convertible Notes being offered, the termination provisions of such investors existing warrants were amended such that those warrants no longer expired upon the IPO.

In connection with the offering of the Convertible Notes, warrants to purchase 539,972 shares of common stock issued in connection with the Series F Preferred Stock offering (Modified F warrants) and all of the warrants issued in connection with the Series G Preferred Stock offering were amended such that they would no longer expire upon the completion of an IPO at a price per share greater than or equal to $19.50 per share (subject to certain adjustments) and resulting in aggregate gross proceeds to the Company and any selling security holders of $40,000 or more.

Warrants to purchase 229,257 shares of common stock issued in connection with the Series F Preferred Stock offering (Non-Modified F warrants) were not amended and remain outstanding.

The Company calculated the fair value of the modified warrants immediately prior to and subsequent to the modification and determined that the cumulative incremental increase in the fair value of these liability classified warrants associated with this modification to be $9,633. Accordingly, the Company recorded the change in value to other expense in August 2011.

Until such time as the conversion features were triggered, the Company accounted for the Convertible Notes and various embedded derivatives in accordance with ASC 825-10, the Fair Value Option for Financial Liabilities, whereby the Company initially and subsequently measured this financial instrument in its entirety at fair value, with the changes in fair value recorded each quarterly reporting period in other income/expense.

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The Company obtained the assistance of a third-party valuation firm in estimating the fair market value of the Convertible Notes as of August 31, 2011 to be $13,630. The Company estimated the fair value of the Convertible Notes upon the closing of the IPO to be $14,282. Accordingly, the change in fair value was recorded in other income/expense.

Upon closing of the IPO, the Convertible Notes were revalued and converted into shares of common stock (see Note (8)).

(7) Stock-Based Compensation

Stock Option and Stock Issuance Plans

The Company has established three stock option and stock issuance plans: the Ceres, Inc. 2000 Stock Option/Stock Issuance Plan, as restated (2000 Plan), the Ceres, Inc. 2010 Stock Option/Stock Issuance Plan (2010 Plan) and the Ceres, Inc. 2011 Equity Incentive Plan (2011 Plan, and collectively with the 2000 Plan and the 2010 Plan, Option Plans). The Option Plans provide for grants of Incentive Stock Options (ISOs) to employees and Nonstatutory Stock Options (NSOs) and restricted stock to employees, directors, and consultants. In addition, the 2011 Plan provides for the grant of other equity based awards such as restricted stock units, stock appreciation rights and deferred stock to employees, directors and consultants. The option term, as determined by the Company’s Board of Directors, may not exceed ten years. Vesting, also determined by the Company’s Board of Directors, generally occurs ratably over four to five years. ISOs and NSOs may be granted at a price per share not less than the fair market value at the date of grant.

The Company has issued restricted stock awards under the Option Plans. Vesting of restricted stock awards is determined at the discretion of the Board of Directors. As of February, 29 2012 and August 31, 2011 there were 833 unvested restricted stock awards outstanding.

The total number of shares reserved for issuance under the Option Plans is 5,254,999. As of February 29, 2012, the Company had 833,530 shares available under the 2011 Plan for future grant. The Company does not intend to make further grants under the 2000 Plan or the 2010 Plan.

Stock Option Valuation and Compensation

The Company uses a Black Scholes option pricing model to determine the fair value of stock options. The weighted average grant date fair value of stock option awards was $11.03 and $4.83 per option share for the three months ended February 29, 2012 and February 28, 2011, respectively, and $11.03 and $4.83 per option share for the six months ended February 29, 2012 and February 28, 2011, respectively.

The weighted average grant date estimated fair value of the Company’s common stock was $15.08 and $7.44 per share for the three months ended February 29, 2012 and February 28, 2011, respectively, and $15.08 and $7.44 per share for the six months ended February 29, 2012 and February 28, 2011, respectively.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	$0000,000000000	$0000,000000000	$0000,000000000	$0000,000000000
	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Expected term (in years)	6.46	6.25	6.46	6.25
Expected volatility	81%	70%	81%	70%
Risk free interest rate	1.35%	2.26% - 2.44%	1.35%	1.48% - 2.44%
Expected dividend yield	0%	0%	0%	0%

Expected Term — Because of limited employee share option exercises, the Company uses a simplified method in which the expected term of an award is presumed to be mid-point between the vesting date and the expiration date of the award. The expected term for all employee option grants is an average of 6.26 years.

Expected Volatility — The Company estimates the volatility of its common stock by using the historical volatility of a group of comparable companies over the option’s expected term. The decision to use historical volatility of comparable companies was based on the fact that the Company does not yet have a long enough trading history to use for calculating the volatility of the Company’s own common stock.

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected Dividend Yield — The Company does not anticipate paying any cash dividends in the foreseeable future.

Stock-based compensation costs included in operating expenses and total intrinsic value of options exercised are as follows:

	Three months ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Stock-based compensation costs included in operating expenses	$455	$396	$1,008	$595
Intrinsic value of stock options exercised	135	4	278	178

Stock Option Activity

The following summarizes the stock option transactions under the Option Plans during the six months ended February 29, 2012:

	Shares	Weighted Average Exercise Price
Options outstanding at August 31, 2011	2,597,285	$6.06
Options granted	499,803	13.00
Options exercised	(18,610)	3.15
Options forfeited	(30,853)	4.58

Options outstanding at February 29, 2012	3,047,625	$7.22

The following table summarizes information about stock options outstanding and exercisable at February 29, 2012:

Range of Exercise Price	Number Outstanding and Exercisable	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Vested and Exercisable	Weighted- Average Exercise Price	Average Remaining Contractual Life
$1.80 to $1.95	686,154	.54	$1.90	686,154	$1.90	.54
$3.90 to $4.05	385,985	3.99	3.90	385,985	3.90	3.99
$6.75	953,269	6.71	6.75	727,594	6.75	6.34
$7.32	269,226	8.79	7.32	65,167	7.32	8.79
$16.77	166,661	9.27	16.77	24,217	16.77	9.25
$17.16	86,527	9.39	17.16	10,614	17.16	9.39
$13.00	499,803	9.99	13.00	496	13.00	9.99

	3,047,625			1,900,227

No tax benefits have been recorded on compensation costs recognized for options exercised. As of February 29, 2012, there was $8,785 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted average of 4.40 years. The Company’s policy is to issue new shares for options exercised.

(8) Stockholders’ Equity

Initial Public Offering

On February 27, 2012, the Company closed its IPO of 5,750,000 shares of common stock (including 750,000 shares purchased by the underwriters upon the exercise of their right to purchase up to an additional 750,000 shares) at an offering price of $13.00 per share, resulting in net proceeds to the Company of approximately $65,288, after deducting underwriting discounts, commissions and estimated offering expenses.

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Upon closing of the IPO:

•	the Company’s outstanding shares of convertible preferred stock were automatically converted into 15,353,221 shares of common stock;

•	the convertible notes were revalued and converted into 1,098,575 shares of common stock (see Note (6)); and

•	the outstanding convertible preferred stock warrants were revalued and automatically converted into warrants to purchase a total of 20,511 shares of common stock.

Common Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 490,000,000 shares of common stock. Holders of the Company’s common stock are entitled to dividends as and when declared by the Board of Directors, subject to rights and holders of all classes of stock outstanding having priority rights to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock. The board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

Common and Preferred Stock Warrants Financing

Warrants issued in connection with Series F Convertible Preferred Stock Financing

In connection with the issuance of the Series F Convertible Preferred Stock in September 2007, the Company issued warrants to purchase 769,229 shares of common stock at an exercise price of $19.50 per share. The warrants are immediately exercisable.

As discussed in Note (2), the common stock warrants issued to the holders of Series F Convertible Preferred Stock were reported as a liability at fair value as of each balance sheet date. Upon closing of the IPO, the common stock warrants no longer met the requirements for liability classification. The warrants were valued as of the closing date with changes being recorded to the statement of operations and were reclassified to additional paid in capital.

Upon closing of the IPO, the Company estimated the fair value of certain warrants (Non-Modified F warrants and Modified F warrants) to be $6,301 based on a risk free rate of 0.40%, expected volatility of 89%, expected term of 3.5 years and 0% dividend yield. The fair value of the Non-Modified F warrants at August 31, 2011 was estimated to be $1,229 based on a risk free rate of 0.41%, expected volatility of 86%, expected term of 1.9 years and 0% dividend yield. The estimated fair value of the Modified F warrants at August 31, 2011 was $5,454 based on a risk free rate of 0.96%, expected volatility of 98%, expected term of 4.0 years and 0% dividend yield.

Warrants issued in connection with Series G Convertible Preferred Stock Financing

In connection with the issuance of the Series G Convertible Preferred Stock in June 2010, the Company issued warrants to purchase 1,025,640 shares of common stock at an exercise price of $19.50 per share. The warrants are immediately exercisable.

As discussed in Note (2), the common stock warrants issued to the holders of Series G Convertible Preferred Stock were reported as a liability at fair value as of each balance sheet date. Upon closing of the IPO, the common stock warrants no longer met the requirements for liability classification. The warrants were valued as of the closing date with changes being recorded to the statement of operations and were reclassified to additional paid in capital.

Upon closing of the IPO, the Company estimated the fair value of these warrants to be $10,633 based on a risk free rate of 1.64%, expected volatility of 73%, expected term of 8.3 years and 0% dividend yield. The fair value of the warrants at August 31, 2011 was estimated to be $10,767 based on a risk free rate of 2.23%, expected volatility of 66%, expected term of 8.8 years and 0% dividend yield.

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Warrants issued in connection with Borrowing and Loan Agreements

In July 2004, in conjunction with the Borrowing Agreement the Company issued the Bank warrants to purchase 18,461 shares of the Company’s Series E Convertible Preferred Stock at a price of $6.50 per share. Upon closing of the IPO, these preferred stock warrants were converted into warrants to purchase 6,153 shares of common stock at $19.50 per share.

In February 2010, in connection with the Loan Agreement (see Note (5)), the Company issued the Bank warrants to purchase 43,076 shares of the Company’s Series F Convertible Preferred Stock at a price of $6.50 per share. Upon closing of the IPO, these preferred stock warrants were converted into warrants to purchase 14,358 shares of common stock at $19.50 per share.

As discussed in Note (2), the preferred stock warrants issued in connection with the Borrowing and Loan Agreements were reported as a liability at fair value as of each balance sheet date. Upon closing of the IPO, the preferred stock warrants no longer met the requirements for liability classification. The warrants were valued as of the closing date with changes being recorded to the statement of operations and were reclassified to additional paid in capital.

Upon closing of the IPO, the Company estimated the fair value of the Series E and F preferred stock warrants to be $68 and $158, respectively, based on a risk-free interest rate of 1.35%, volatility of 81%, expected term of 7.96 - 8.01 years, and 0% dividend yield.

Warrants issued in connection with Noble Agreement

In May 2006, the Company entered into a collaboration agreement with The Samuel Roberts Noble Foundation, Inc. (Noble Agreement) to establish a research program. In connection with this collaboration, the Company granted Noble a warrant to purchase 133,333 shares of the Company’s common stock for an exercise price of $30.00 per share (see Note (7)). The original terms were as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2009, May 19, 2011, May 19, 2013, and May 19, 2015, respectively, and shall remain exercisable for a period of two years from the respective vesting dates. These warrants are accounted for at fair value and remeasured until vested. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $1,008 as of February 29, 2012 including a modification charge of $450 described below. At February 29, 2012, 66,666 warrants had vested under this arrangement. The fair value of the warrants not yet vested at February 29, 2012 was $545 using a risk-free rate of 0.87% based on the respective exercise periods of each installment, expected volatility of 91%, expected term of 5.22 years based on the respective exercise periods of each installment, and 0% dividend yield.

On June 20, 2011, the Company and Noble agreed to modify the warrants issued to Noble as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2013 and May 19, 2015, respectively and shall remain exercisable until the earliest of a period of five years from the respective vesting dates and May 18, 2017. A modification charge of $450 was recorded in June 2011.

Warrants issued in connection with TAMU Agreement

In August 2007, the Company entered into a sponsored research and intellectual property rights agreement with The Texas A&M University System (TAMU) (TAMU Agreement) to establish a research program. In connection with this collaboration, the Company granted TAMU a warrant to purchase 66,666 shares of the Company’s common stock for an exercise price of $30.00 per share. The warrant vests based on certain research and commercialization milestones being met and shall remain exercisable until August 28, 2017. This warrant is accounted for at fair value and remeasured until the vesting targets are met. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $492 as of February 29, 2012. The fair value of the warrant at February 29, 2012 was $561, using a risk-free rate of 0.87%, expected volatility of 91%, expected term of 5.49 years and 0% dividend yield. No warrants had vested under this arrangement as of February 29, 2012.

In December 2011, pursuant to the IP Rights Agreement (see Note (11)), the Company issued warrants to TAMU to purchase 66,666 shares of common stock at an exercise price of $14.30 per share. The warrants expire on September 24, 2026 and, subject to certain conditions, vest in equal installments on the fifth, tenth and fifteenth anniversary of the IP Rights Agreement. The inception to date expense recognized with respect to this warrant totals $13 as of February 29, 2012. The fair value of the warrant at February 29, 2012 was $756, using a risk-free rate of 1.98%, expected volatility of 65%, expected term of 14.57 years and 0% dividend yield. No warrants had vested under this arrangement as of February 29, 2012.

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(9) Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, because the Company has incurred losses since its inception.

(10) Commitments and Contingencies

The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through 2023. The lease on the facilities contains provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other current liabilities in the accompanying condensed consolidated balance sheets as of February 29, 2012 and August 31, 2011.

In connection with one of its facilities leases, the Company received a reimbursement for leasehold improvements of $270. This reimbursement is a lease incentive which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Total rental expense recognized during each period was $146 and $137 for the three months ended February 29, 2012 and February 28, 2011, respectively and $292 and $241 for the six months ended February 29, 2012 and February 28, 2011.

Future minimum payments under noncancelable operating leases as of February 29, 2012 are as follows:

Operating leases
Remaining six months of fiscal year 2012	$357
2013	708
2014	455
2015	48
2016	16
Thereafter	91

Total minimum lease payments	$1,675

(11) Research Collaboration Agreements

The Company has a number of research agreements with academic collaborators, including among others, Texas A&M University, The Samuel Roberts Noble Foundation, Inc. (Noble), and the Institute of Crop Sciences of the Chinese Academy of Agricultural Sciences. In conjunction with these agreements, the Company receives certain exclusive options or licensing rights to technology and intellectual property developed under these agreements. The Company expenses the services received under these agreements to research and development in the period in which the services are rendered. The Company also licenses technology from third parties. Initial payments under these license agreements are expensed on a straight-line basis over the license term.

Noble Agreement

In May 2006, the Company entered into a collaboration agreement with Noble to establish a research program. Under the Noble Agreement, the Company agreed to fund certain research activities undertaken by Noble in an amount up to $3,800 through 2012 and granted Noble a warrant to purchase 133,333 shares of the Company’s common stock for an exercise price of $30.00 per share (see Note (7)). Additional projects may be added under the agreement, if agreed to by both parties.

TAMU Agreement

In August 2007, the Company entered into a Sponsored Research and Intellectual Property Rights agreement with Texas A&M University to establish a research program. Under the agreement, the Company agreed to fund certain research activities undertaken by TAMU in an amount up to $5,100 through 2012 and granted TAMU a warrant to purchase 66,666 shares of the Company’s common stock for an exercise price of $30.00 per share (see Note (8)).

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

On September 24, 2011, the Company entered into an Amended and Restated Sponsored Research Agreement and an Amended and Restated Intellectual Property Rights Agreement (the IP Rights Agreement) with TAMU which both expire on September 23, 2026. The specific research projects and budgets undertaken pursuant to such agreement will be determined by an Executive Committee comprised of two members from each of TAMU and the Company as set forth in the Amended and Restated Sponsored Research Agreement. In December 2011, pursuant to the IP Rights Agreement, the Company issued warrants to TAMU to purchase 66,666 shares of common stock at an exercise price of $14.30 per share (see Note (7)).

At February 29, 2012, the future minimum payments under the Company’s research collaboration agreements are as follows:

Remaining six months of fiscal year 2012	$1,458
2013	2,395
2014	2,047
2015	2,487
2016 and beyond	3,058

$11,445

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the information under the heading “Risk Factors”. This discussion contains forward-looking statements reflecting our current expectations which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our efforts to develop and commercialize our products, our short-term and long-term business strategies, market and industry expectations and future results of operations and financial position are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “potential”, “continue” or other similar words. We based these forward-looking statements largely on our current expectations and projections about future events or trends that we believe may affect our business and financial performance. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to materially differ from any future results, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q the material risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify, you should not rely on these forward-looking statements as guarantees of future results, performance or achievements.

Overview

We are an agricultural biotechnology company selling seeds to produce renewable bioenergy feedstocks that can enable the large-scale replacement of petroleum and other fossil fuels. We use a combination of advanced plant breeding and biotechnology to develop new crops, known as dedicated energy crops, that we believe address the limitations of first-generation bioenergy feedstocks, such as corn and sugarcane, increase biomass productivity, reduce crop inputs and improve cultivation on marginal land.

Our first large-scale commercial products are proprietary sweet sorghum varieties that can be used as a “drop-in” feedstock to extend the operating season of Brazilian sugarcane-to-ethanol mills, the operating days of which are currently limited due to the inherent limitations of sugarcane physiology and growth patterns. Our dedicated energy crops can also be used for the production of second-generation biofuels and bio-based chemicals, including cellulosic ethanol, butanol, jet fuel, diesel-like molecules and gasoline-like molecules, from non-food biomass. Finally, baseload utility-scale electric power can also be generated from the biomass feedstocks grown from our seeds.

We operate in one segment, and accordingly, our results of operations are presented on a consolidated basis. During 2009, we changed our fiscal year-end to August 31 from December 31 to better match the seasonality of the production and selling cycles related to the seeds and traits business.

To date the majority of our revenue and expense has been denominated in U.S. dollars and foreign currency fluctuations have not had a significant impact on our historical results of operations. As we continue to penetrate the Brazilian market and enter markets outside the United States, we expect our product sales will be made in local currencies and accordingly, that foreign currency fluctuations will have a greater impact on our operating results.

We generate our revenues from government grants, research and development collaboration agreements and from product sales. We began selling products in 2008 and, while our product sales have been minimal to date, we expect product sales to eventually become the primary source of our revenues. We expect product revenues to include a combination of seed sales and technology fees, similar to current business models used for food crops incorporating biotech traits. As we continue to develop traits for our products, we expect that a significant portion of our product revenues will be generated from the sale of seeds that include our traits. We believe our largest immediate market opportunity is selling sweet sorghum into the Brazilian biofuel market. Our longer term strategies involve capitalizing on the development of the emerging cellulosic biofuel and biopower markets in the United States and Europe.

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in our quarterly sales and profitability. Our product sales for the year ended August 31, 2011 and the six months ended February 29, 2012 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in Brazil will typically be higher in our first and second fiscal quarters, due to the timing of the planting decisions made by our customers. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect any given quarter and cause fluctuations in our operating results.

We have formed collaborations with major participants in the bioenergy value chain to evaluate yields and other performance or conversion characteristics of our products and the logistics related to the use of our products. Our collaborators include ethanol mills, utilities, independent power producers, cellulosic biofuel companies, growers, grower cooperatives, equipment manufacturers, enzyme or fermentation technology companies and other support technology providers.

In row crops, like corn, cotton and soybean, we have out-licensed a portion of our traits and gene technology and we continue to pursue opportunities to out-license these technologies in other crops. We have chosen to be a technology provider or trait provider in these markets and our collaborators and customers in this area consist primarily of multi-national seed companies.

We will market our seeds and traits directly to ethanol mills, utilities, independent power producers, cellulosic biofuel companies, individual growers and grower cooperatives and to date we have sold our seeds mainly to customers who are testing them in various technologies and environments. We also work with technology providers and other market participants such as equipment manufacturers and enzyme or fermentation technology companies, to encourage the use of our proprietary products. We market our products to biorefineries and biopower facilities, regardless of conversion technology, end-molecule or end-use. In Brazil, where we have completed commercial-scale trials with leading ethanol mills, we have sold enough seed to plant greater than 3,000 hectares of our sweet sorghum hybrids for the 2011-2012 growing season. Harvests of our sweet sorghum hybrids for the 2011-2012 growing season in Brazil began in mid to late March, and are currently ongoing. In the United States and Europe, we have launched the first energy crops seed brand, Blade Energy Crops, under which we market proprietary switchgrass varieties and high biomass sorghum hybrids to the emerging biomass market.

We have invested significantly in research, development and technology and applied our proprietary technology platforms to energy crops. To develop high performing seeds and traits, we have integrated a suite of advanced research and development methods, which include conventional breeding, marker-assisted breeding, genomics and biotechnology, along with large, proprietary collections of germplasm (the collections of genetic resources covering the diversity of a crop, the attributes of which are inherited from generation to generation). We have utilized our existing germplasm assets along with our research and development methods to create improved seeds and traits. As a result, we believe that we have one of the leading pipelines of proprietary crop traits, based on the number and nature of our traits as well as the two-species approach we employ to validate and successfully select gene-trait combinations

The remainder of our operating expenses are related to selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure as well as seed production costs. For the periods prior to the commencement of sales of our seeds, we expensed our seed production costs as research and development. We began selling seeds in the United States in 2008, and since then, seed production costs have been computed on a first-in, first-out basis and valued at the lower of cost or market and are included as cost of product sales. Due to the early stage of commercialization of our seed products and lack of pricing data, a full valuation reserve has been recorded against our U.S. inventory value. Our sales and marketing expenses have not been significant to date but we expect such expenses to increase as we pursue, enter and expand our market opportunities.

Historically, we have funded our operations from the proceeds from issuances of convertible preferred stock, warrants, convertible notes, debt financing, payments from collaborators and government grants. We have experienced significant losses as we invested heavily in research and development, and those costs have exceeded revenues earned through collaboration agreements and government grants and were incurred prior to generating significant revenues through product sales. As of February 29, 2012, we had an accumulated deficit of $227.0 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that profitable operations will be achieved, or if achieved, can be sustained on a continued basis.

Initial Public Offering (IPO)

On February 27, 2012, the Company closed its IPO of 5,750,000 shares of common stock (including 750,000 shares purchased by the underwriters upon the exercise of their right to purchase up to an additional 750,000 shares) at an offering price of $13.00 per share, resulting in net proceeds to the Company of approximately $65.3 million, after deducting underwriting discounts, commissions and estimated offering expenses.

Upon the closing of the IPO, our outstanding shares of convertible preferred stock were automatically converted into 15,353,221 shares of common stock and our outstanding convertible subordinated notes, or the Convertible Notes, were automatically converted into 1,098,575 shares of common stock. Additionally, our Series F and Series G warrants were marked-to-market upon the IPO closing and we will no longer record any changes in the fair value of these warrants as they are now equity classified. Our warrants to purchase convertible preferred stock converted to warrants to purchase common stock upon the IPO closing, and are also now equity classified. As such, we will no longer record any changes in fair value for these warrants.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve significant areas of management’s judgments and estimates in the preparation of our financial statements.

Revenue Recognition

Revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) transfer of product or technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. To date, our primary source of revenues is derived from research collaborations and government grants. As our business continues to grow, we expect product sales will be our primary source of revenue.

Product Sales

Product sales are derived from sales of seeds and trait fees. Going forward, we may include trait fees in our seed prices. Product sales are recognized, net of discounts and allowances, once passage of title and risk of loss have occurred and contractually specified acceptance criteria have been met, provided all other revenue recognition criteria have also been met.

Collaborative Research and Government Grants

From time to time, we have entered into research and development collaboration agreements with third parties including a large agriculture supplier, consumer goods conglomerate and several biofuel producers. In addition, we have received grants from government agencies such as the Department of Energy and the United States Department of Agriculture. The research and development collaboration agreements typically provide us with multiple revenue streams, which may include upfront, non-refundable fees for licensing certain of our technologies, fees for research and development activities, and contingent milestone payments upon achievement of contractual criteria.

•

Technology License Fees. For collaboration agreements in which we have continuing involvement, license fees are recognized on a straight-line basis over the term of the arrangement. Licensing fees are non-refundable and not subject to future performance.

•

Government Grants. We receive payments from government entities in the form of government grants. Government grants generally provide us with cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period, as well as an allocated portion of our overhead expenses. Revenues from government grants are recognized in the period during which the related costs are incurred, provided that substantially all conditions under which the government grants were provided have been met and we only have perfunctory obligations outstanding.

•

Research and Development Fees. Generally, fees for research and development activities are recognized as the services are performed over the performance period, as specified in the respective agreements. Certain of our collaboration agreements require us to deliver research data by specific dates and that the collective program plan will result in reaching specific crop characteristics by certain dates. For such arrangements, we recognize revenues based on the approximate percentage of completion of services under the agreement, but the revenue recognized cannot exceed the payments that have accrued to us to date under the agreement. The research and development period is estimated at the inception of each agreement and is periodically evaluated.

•

Milestone Payments. Fees that are contingent upon achievement of substantive performance milestones at inception of the agreement are recognized based on the achievement of the milestone, as defined in the respective agreements.

We recognize deferred revenue to the extent that cash received under the collaboration agreement is in excess of the revenues recognized related to the agreement since the work under the agreement has not yet been performed at the time of cash receipt.

Stock-Based Compensation

Compensation cost for grants of all share-based payments is based on the estimated grant date fair value. We attribute the value of stock-based compensation to expense using the straight-line method. We estimate the fair value of our stock-based payment awards using the Black-Scholes option-pricing model, or the Black-Scholes model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions, including assumptions relating to risk-free interest rate, the expected term and expected volatility which materially affect the fair value estimates. The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term. Expected term represents the period that our stock-based awards are expected to be outstanding. The simplified method was used to calculate the expected term. The expected volatility was based on the historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the options, as we do not have a long enough trading history to estimate the volatility of our own common stock.

Seed Inventory

Seed inventory costs are computed on a first-in, first-out basis and valued at the lower of cost or market and are included as cost of product sales. Due to the early stage of commercialization of our seed products and with no U.S. established market for our seed products, a full valuation reserve has been recorded against our U.S. inventory.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance when it is more likely than not that some of our net deferred tax assets will not be realized. In determining the need for valuation allowances, we consider our projected future taxable income and the availability of tax planning strategies. We have recorded a full valuation allowance to reduce our net deferred tax assets to zero because we have determined that it is not more likely than not that any of our net deferred tax assets will be realized. If in the future we determine that we will be able to realize any of our net deferred tax assets, we will make an adjustment to the allowance, which would increase our income in the period that the determination is made.

We operate in various tax jurisdictions and are subject to audit by various tax authorities. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our long-lived assets comprise a single asset group for evaluation purposes. We evaluate whether an impairment indicator occurs primarily based on progress achieved against our business plans. To the extent that an impairment indicator has occurred, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

On February 3, 2012, the Company’s plant breeding and field research stations located near College Station, Texas was damaged by a tornado. The Company believes the impact was limited to structural damage to the building that houses office space, a small laboratory used to evaluate biomass samples and work space, the small greenhouse and tractor sheds, and damage to some agricultural equipment. The cost to construct the damaged buildings was approximately $1,500, and the Company believes the cost to repair the damage will be covered by insurance, subject to the Company’s deductible. At February 29, 2012 we impaired $1.1 million in assets related to the damage to our Texas facility. We are continuing to assess the damage from this incident, and do not believe it will have a material effect on our operations.

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown (in thousands):

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Revenues:
Product sales	$111	$7	$387	$9

Collaborative research and government grants	1,200	1,607	2,672	3,320

Total revenues	1,311	1,614	3,059	3,329

Cost and operating expenses:
Cost of product sales	487	271	1,249	1,330
Research and development	4,991	4,348	10,267	8,641
Selling, general and administrative	2,813	2,200	5,618	4,339

Total cost and operating expenses	8,291	6,819	17,134	14,310

Loss from operations	(6,980)	(5,205)	(14,075)	(10,981)

Interest expense	(107)	(121)	(218)	(248)
Interest income	2	3	6	34
Other income (expense)	254	(86)	(84)	(85)

Loss before income taxes	(6,831)	(5,409)	(14,371)	(11,280)
Income tax benefit (expense)		29	(1)	(1)

Net loss	$(6,831)	$(5,380)	$(14,372)	$(11,281)

Comparison of the Three Months Ended February 29, 2012 and February 28, 2011

Revenues

	Three months ended
	February 29,	February 28,
	2012	2011	Change
	(In thousands)
Product sales	$111	$7	$104
Collaborative research and government grants	1,200	1,607	(407)

Total revenue	$1,311	$1,614	$(303)

Our total revenues were $1.3 million for the three months ended February 29, 2012 and $1.6 for the three months ended February 28, 2011. Product sales increased by $0.1 million as a result of sweet sorghum seed sales in Brazil during the three months ended February 29, 2012. The increase was offset by a decrease of $0.4 million in collaborative research and government grants as a result of decreased activity under our various grants and collaborations for the comparative period.

Cost and Operating Expenses

	Three months ended
	February 29,	February 28,
	2012	2011	Change
	(In thousands)
Cost of product sales	$487	$271	$216
Research and development	4,991	4,348	643
Selling, general and administrative	2,813	2,200	613

Total cost and operating expenses	$8,291	$6,819	$1,472

Cost of Product Sales

Our cost of product sales increased by $0.2 million to $0.5 million in the three months ended February 29, 2012 compared to the three months ended February 28, 2011. The increase in product sales is attributable to an increase in U.S. activities and sweet sorghum seed sales in Brazil.

Research and Development Expenses

Our research and development expenses increased by $0.6 million for the three months ended February 29, 2012 compared to the three months ended February 28, 2011. Of the $0.9 million increase, $0.5 million is attributable to increased research and development expense in Brazil for additional personnel and costs associated with our Brazil sorghum breeding operations, and $0.1 million are the net costs associated with the tornado damage to our plant breeding and field research station near College Station, Texas that occurred in February 2012.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $0.6 million to $2.8 million in the three months ended February 29, 2012 compared to the three months ended February 28, 2011. The increase is attributable to an increase in personnel expense of $0.3 million and legal and accounting fees of $0.3 million resulting from increased expense of our audits, interim reviews and other accounting, legal and administrative related expenses.

Interest Expense, Interest Income and Other Income (Expense)

	Three months ended
	February 29,	February 28,
	2012	2011	Change
	(In thousands)
Interest expense	$(107)	$(121)	$14
Interest income	2	3	(1)
Other income (expense)	254	(86)	340

Total	$149	$(204)	$353

Interest expense, interest income and other income (expense) decreased by $0.4 million in the three months ended February 29, 2012 compared to the three months ended February 28, 2011. The decrease was primarily the result of the fair value changes associated with our Convertible Notes and warrants.

Interest Expense

Interest expense was relatively flat at $0.1 million in the three months ended February 29, 2012 and for the three months ended February 28, 2011. Interest expense is primarily related to the borrowings under our Loan and Security Agreement with Silicon Valley Bank.

Other Income (Expense)

Other income (expense) decreased by $0.3 million in the three months ended February 29, 2012 compared to the three months ended February 28, 2011. The decrease is the result of the fair value changes of $0.4 million associated with the fair value of our warrants, and an offsetting increase of $0.1 million associated with our convertible notes.

Comparison of the Six Months Ended February 29, 2012 and February 28, 2011

Revenues

	Six months ended
	February 29,	February 28,
	2012	2011	Change
	(In thousands)
Product sales	$387	$9	$378
Collaborative research and government grants	2,672	3,320	(648)

Total revenue	$3,059	$3,329	$(270)

Our total revenues were $3.1 million for the six months ended February 29, 2012 and $3.3 for the six months ended February 28, 2011. Product sales increased by approximately $0.4 million as a result of initiating sales of sweet sorghum seeds in Brazil during the six months ended February 29, 2012. Collaborative research and government grants decreased by approximately $0.6 million as a result of decreased activity under our various grants and collaborations.

Cost and Operating Expenses

	Six months ended
	February 29,	February 28,
	2012	2011	Change
	(In thousands)
Cost of product sales	$1,249	$1,330	$(81)
Research and development	10,267	8,641	1,626
Selling, general and administrative	5,618	4,339	1,279

Total cost and operating expenses	$17,134	$14,310	$2,824

Cost of Product Sales

Our cost of product sales decreased by $0.1 million to $1.2 million in the six months ended February 29, 2012 compared to the six months ended February 28, 2011. The decrease was attributable to a $0.3 million decrease in the cost of grower contracts and associated agricultural supplies as we reduced our production and related costs of production for our switchgrass product, partially offset by increased cost of sales of $0.2 million related to our sweet sorghum seed sales in Brazil.

Research and Development Expenses

Our research and development expense increased by $1.6 million for the six months ended February 29, 2012 compared to the six months ended February 28, 2011. This increase is attributable to increased research and development expense in Brazil of $1.5 million for additional personnel and costs associated with our Brazil sorghum breeding operations, and $0.1 million of net cost associated with the tornado damage to our plant breeding and field research station near College Station, Texas that occurred in February 2012.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $1.3 million to $5.6 million in the six months ended February 29, 2012 compared to the six months ended February 28, 2011. The increase is attributable to an increase in personnel expense of $0.6 million and legal and accounting fees of $0.7 million resulting from increased expense of our audits, interim reviews and other accounting, legal and administrative related expenses.

Interest Expense, Interest Income and Other Income (Expense)

	Six months ended
	February 29,	February 28,
	2012	2011	Change
	(In thousands)
Interest expense	$(218)	$(248)	$30
Interest income	6	34	(28)
Other income (expense)	(84)	(85)	1

Total	$(296)	$(299)	$3

Interest expense, interest income and other income (expense) was relatively flat at $0.3 million in the six months ended February 29, 2012 and the six months ended February 28, 2011.

Interest Expense

Interest expense was relatively flat at $0.2 million in the six months ended February 29, 2012 and February 28, 2011. Interest expense is primarily related to the borrowings under our Loan and Security Agreement with Silicon Valley Bank.

Interest Income

Interest income decreased by $28,000 in the six months ended February 29, 2012 compared to the six months ended February 28, 2011.

Other Income (Expense)

Other income (expense) was flat at $0.1 million in the six months ended February 29, 2012 and the six months ended February 28, 2011. There was an increase of $0.6 million in the fair value changes associated with our convertible notes offset by a decrease of $0.6 million associated with the fair value changes with our warrants.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses, and, as of February 29, 2012, we had an accumulated deficit of $227.0 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that profitable operations will be achieved, or if achieved, can be sustained on a continued basis.

We believe that our existing cash and cash equivalents will provide adequate resources to fund our operations, including research and development expenses, planned capital expenditures and working capital requirements for at least the next 18 months. In order to fund our operations beyond that time, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

Initial Public Offering (IPO)

On February 27, 2012, we completed our IPO of 5,750,000 shares of our common stock (including 750,000 shares purchased by the underwriters upon the exercise of their right to purchase up to an additional 750,000 shares) at a price to the public of $13.00 per share. We received approximately $65.3 million of proceeds from the offering, after deducting underwriting discounts and commissions and estimated offering expenses.

Cash Flows

	2012	2011
	(Amounts in thousands)
Net cash provided by (used in)
Operating activities	$(8,758)	$(9,272)
Investing activities	$(702)	$(204)
Finance activities	$66,872	$(1,090)

Net cash outflows of $8.8 million from operating activities during the six months ended February 29, 2012 primarily resulted from our net loss of $14.4 million, which included non-cash items, including $1.1 million in depreciation expense, $1.0 million in stock-based compensation expense, non-cash of $0.1 million for impaired assets, $0.1 million in fair value of warrants and convertible notes, and deferred offering cash costs of $2.8 million.

Net cash outflows of $9.3 million from operating activities during the six months ended February 29, 2011 primarily resulted from our net loss of $11.3 million, which included non-cash items, including $1.1 million in depreciation expense, $0.6 million in stock-based compensation expense, and $0.1 million in fair value of warrants.

Net cash used in investing activities of $0.7 million and $0.2 million during the six months ended February 29, 2012 and February 28, 2011, respectively, was due to purchases of property and equipment.

Net cash provided by financing activities of $66.9 million during the six months ended February 29, 2012 was due to net IPO proceeds of $65.3 and $2.5 million of borrowings under our Loan Agreement with Silicon Valley Bank, partially offset by principal repayments of approximately $0.9 million.

Net cash provided by financing activities of $1.1 million during the six months ended February 28, 2011 was due to principal repayments on debt of $1.1 million.

Contractual Obligations

The following is a summary of our contractual obligations as of February 29, 2012:

						Year Ended
						August 31,
		Year Ended August 31,				2016 and
Contractual Obligations	Total	2012	2013	2014	2015	Beyond
	(In thousands)
Operating Lease Obligations	$1,675	$357	$708	$455	$48	$107
Interest Payments Relating to Long-Term Debt	416	150	191	60	15	—
Research Collaboration Agreements	11,445	1,458	2,395	2,047	2,487	3,058
Long-Term Debt	5,740	1,453	2,949	850	488	—

Total	$19,276	$3,418	$6,243	$3,412	$3,038	$3,165

Off-Balance Sheet Arrangements

As of February 29, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Seasonality

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the years ended August 31, 2011 and for the six months ended February 29, 2012 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in Brazil will typically be higher in our first and second fiscal quarters, due to the timing of the planting decisions made by our customers. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended February 28, 2011 and February 29, 2012, respectively. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are also exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States and Brazil. As of August 31, 2011 and February 29, 2012, we had only cash, cash equivalents and restricted cash, and therefore we were not exposed to changes in equity or debt prices. Our current investment strategy is to invest in financial instruments that are highly liquid, readily convertible into cash and which mature within three months from the date of purchase. To date, we have not used derivative financial instruments to manage any of our market risks or entered into transactions using derivative financial instruments for trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of February 29, 2012. Actual changes may prove to be greater or less than those hypothesized.

We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our equipment loans, which are variable-rate debt obligations. As of February 29, 2012, we had three tranches of equipment loans outstanding amounting to $5.6 million, net of discount, at an interest rate of 6.75% (Prime Rate plus 2.75%). If interest rates increase by 100 basis points related to the outstanding amounts as of February 29, 2012, our interest expense would change by approximately $56,000 on an annual basis prior to considering monthly principal repayment.

Foreign Currency Risk

We have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. Dollar. Changes in exchange rates between the U.S. Dollar and other currencies will result in increases or decreases in our costs and earnings, and also may affect the book value of our assets outside the United States. To date, most of our contracts have been entered into in the United States and accordingly have been denominated in U.S. Dollars. Going forward we anticipate that our sales will be denominated in the local currency of the country in which the sale occurs. In addition, our operating expenses to date have been denominated in the currencies of the countries in which our operations are located, primarily the United States and Brazil. As a result, while our revenue and operating expenses are mostly hedged on a transactional basis, the translation of our operating results into U.S. Dollars may be adversely impacted by strengthening U.S. currency.

Through February 29, 2012, our operations in Brazil have not been significant and therefore fluctuations in the Brazil Real have had a minimal impact on our results of operations. As our international operations in Brazil grow, the risks associated with fluctuations in the Brazil Real will become greater, and we will continue to reassess our approach to managing this risk.

Commodity Risk

Our exposure to market risk for changes in commodity prices currently is minimal. As our commercial operations grow, our exposure will relate mostly to the demand side as our customers are highly exposed to fluctuations in prices of sugar and crude oil and somewhat exposed to fluctuations in agricultural commodities, especially soybean. For example, if the price of sugar, which is produced from sugarcane and which cannot be produced from sweet sorghum today, rises significantly relative to the price of ethanol, it may become more profitable for ethanol mill operators to grow sugarcane even in adverse conditions, such as through the expansion of sugarcane fields to marginal land or the extension of the sugarcane harvesting season. During sustained periods of significantly higher sugar prices, demand for our seeds may decrease, which could materially and adversely affect our operating results. We are also indirectly exposed to fluctuations in soft commodities prices like soybean when we negotiate production contracts with seed producers. We currently do not use derivative financial instruments to hedge any price volatility of agricultural commodities.

Recent Accounting Pronouncements

The information contained in Note 2 to the Unaudited Condensed Consolidated Financial Statements under the heading recent accounting pronouncements is hereby incorporated by reference into this Part I, Item 2.

Item 4.	Controls and Procedures.

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 29, 2012.

(b) Changes in Internal Control

In connection with the preparation of our interim condensed consolidated financial statements as of and for the three and six months ended February 29, 2012, we identified a material weakness in our internal control over financial reporting related to a non-cash item, namely the valuation of our liability classified warrants upon the closing of our IPO. For more information, please see “Risk Factors —We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to comply with the laws and regulations affecting public companies. Failure to implement and maintain the appropriate internal controls over financial reporting could negatively affect our ability to provide accurate and timely financial information.”

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently a party to any material litigation or other material legal proceedings. We may, however, be involved in material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.

Item 1A.	Risk Factors.

You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Quarterly Report on Form 10-Q. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected.

Risks Related to Our Business

We have a history of net losses; we expect to continue to incur net losses and we may not achieve or maintain profitability.

With the exception of the fiscal years ended December 31, 2003, 2005 and 2006, we have incurred net losses each fiscal year since our inception. As of February 29, 2012, we had an accumulated deficit of $227.0 million. We expect to incur additional losses for at least the next several years as we continue to invest in our research and development programs, to develop new products and to move forward with our commercialization activities. The extent of our future net losses will depend, in part, on our product sales growth and revenue from collaborations and government grants, and on the level of our operating expenses. To date, substantially all of our revenue has been derived from collaboration agreements and government grants, and we have had very limited revenue from seed sales. Over the next several years, we expect our revenue will shift from being derived primarily from collaborations and government grants to product sales. Our ability to generate future revenue will depend upon our ability to meet our obligations under our collaborations and government grants, to enter into new collaborations or out-licensing agreements and to successfully commercialize our products. The market for seeds for dedicated energy crops is relatively new and still developing and our success in generating revenue from product sales depends in the near term in large part on the success of our sweet sorghum products in Brazil and in the future on the adoption of other dedicated energy crops as a biomass feedstock. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our products are in the early stages of commercialization.

Our existing products are in the early stages of commercialization and our efforts to commercialize our products may not be successful. Our product sales for the years ended August 31, 2011 and the six months ended February 29, 2012 were minimal and were derived mainly from sales to third parties that were field testing our products. We began selling seeds in the Brazilian market in November 2011.

The markets for our other products, mainly switchgrass and high biomass sorghum, are not fully developed. We completed our first sale of switchgrass seeds in 2009 and high biomass sorghum seeds in 2010 and to date have sold approximately $0.4 million of these products in the aggregate. In addition, our seed-propagated miscanthus product is still under development and is not yet available for commercial sale.

Our business strategy going forward heavily relies on our ability to introduce crops with genetically engineered, or biotech, traits. The development of biotech traits in commercial crops is a multi-year process. Following transformation, when the optimized gene is inserted in a target crop, the resulting plants are evaluated in the greenhouse for one to two years, and then in the field to confirm results for two to four years. Following field trials, specific gene-trait combinations are selected and submitted for regulatory approval, or deregulation, a process that has historically taken one to three years in the United States and Brazil. Assuming these averages, we believe that we could introduce our first biotech trait or traits to the market in 2016 at the earliest. By contrast, our existing sweet sorghum, switchgrass and high biomass sorghum products have all been created through the use of conventional breeding. As a result, even if these products are successfully sold and adopted by customers, they do not necessarily demonstrate our ability to successfully develop, market and sell biotechnology products. If we are not able to bring our existing products or new products with significant commercial potential to market in a timely manner, we will not be successful in building a sustainable or profitable business.

The markets for some of our dedicated energy crops are not well established and may take years to develop or may never develop and our growth depends on customer adoption of our dedicated energy crops.

We sell proprietary seeds to produce dedicated energy crops for the renewable energy market, which is not well established and is evolving. Although our sweet sorghum products are targeted for use as a feedstock to produce ethanol, ethanol has historically been produced from corn in the United States and sugarcane in Brazil and we will need to demonstrate on a commercial scale that sweet sorghum can reliably be used as a cost-efficient feedstock for ethanol production. Cellulosic biofuels have been produced on a limited scale from woody biomass, such as wood chips, or agricultural residues, and we will need to demonstrate on a commercial scale that biomass grown from our seed products, including switchgrass and high biomass sorghum, can be used as cost-efficient feedstocks for the production of biofuels, biopower and other bio-based products.

Currently the market for dedicated energy crops is not well established, primarily because of the lack of infrastructure to support the development of this market, including the lack of commercial-scale production facilities capable of converting cellulosic feedstocks, referred to as cellulosic biorefineries. Existing first-generation ethanol biorefineries are not capable of using cellulosic feedstocks to produce ethanol. The development of this industry is also dependent, in large part, upon the efforts of many companies to improve conversion technologies which will play a significant role in enabling more cost-effective means of converting biomass into energy. A delay in the construction of cellulosic biorefineries or a failure to meaningfully improve conversion technologies could curtail one of our most significant market opportunities. Even if cellulosic biorefineries are established in the future, they may elect to use agricultural residues, waste material or woody biomass as feedstocks rather than dedicated energy crops, resulting in the lack of a robust market for our products.

Traditionally the market for biopower, which is the generation of electric power from combusting biomass, has been fueled mainly by bio-based waste products from the paper and timber industries. We believe that expansion of this market will be driven by governmental policies such as additional state and new federal mandates that require a certain percentage or absolute amount of electricity be generated from renewable sources by specified dates or production tax credits for co-firing biomass. We cannot predict the effect that existing legislation or the lack of legislation will have on the development of the biopower market in the United States or the European Union. To the extent that the market does not develop or biopower producers elect to continue to rely on bio-based waste products from the paper and timber industries, rather than dedicated energy crops, our market opportunity will be limited.

Our crops are new and most growers will require substantial instruction to successfully establish, grow and harvest crops grown from our seeds.

As part of our product development activities and customer support, we provide agricultural producers and biomass procurers with information and protocols regarding the establishment, management, harvest, transportation and storage of our energy crops for use in bioenergy. In addition to seed selections, such crop management recommendations may include equipment selection, planting and harvest timing, application of crop protection chemicals or herbicides and storage systems. While some of our crops, such as sorghum and switchgrass, have been grown for other uses, the crop management practices required for energy crop production are still new and are still evolving. Our general or specific protocols may not apply to all circumstances, may not be sufficient, or may be incorrect, leading to reduced yields, crop failures or other production problems or losses by our customers or collaborators. Such failures may harm our customer or collaborator relationships, our reputation and our ability to successfully market our products, and may lead to liability claims against us. Further, the use of our seeds may require a change in current planting, rotation or agronomic practices.

Our largest immediate commercial opportunity is the Brazilian ethanol market, and we are currently in the second season of commercial-scale production of our sweet sorghum products in Brazil.

We concluded our first commercial-scale plantings of sweet sorghum in Brazil during the 2010-2011 growing season, and we are currently in the middle of the second growing season of commercial-scale plantings. To the extent that the results of these plantings wholly or in part do not meet our collaborators’ expectations, we may experience a significant delay in commercializing our sweet sorghum products in Brazil. For instance, the results from individual fields in the current season have varied, sometimes significantly, due wholly or in part to weather, soil conditions, failure to follow our crop management recommendations or other causes. A mix of favorable and less-than-optimal results could create the perception that the overall season was a failure. This could in turn discourage other mill owners from trying our sweet sorghum products. The future success of our “drop-in” sweet sorghum products in Brazil will depend on mill owners’ ability or willingness to devote proper resources, including land, to our products and the timing of planting and harvesting of our sweet sorghum products. The decision to devote land and resources to a particular crop is dependent on many factors, some of which are outside of our control. To the extent that our sweet sorghum field trials do not result in expected yields or are not replicable on a larger scale, we may have difficulty convincing sugarcane-to-ethanol mill owners to field test our products or purchase our sweet sorghum products.

The pricing for our products, including our sweet sorghum products, for the Brazilian market may be negatively affected.

Our products are in the early stages of commercialization and there is no established market for them. We have based the pricing of our products on our assessment of the value that our products provide to the customer, rather than on the cost of production. We may include trait fees in our seed prices, but our potential customers may be unwilling to pay such fees. If our customers attribute a lower value to our products than we do, they may not be willing to pay the premium prices we expect to charge. Pricing levels may also be negatively affected if our products are unsuccessful in producing the yields we expect. In addition, if our competitors are able to develop competitive products and offer them at lower prices, we may be forced to lower our prices.

The customers we are targeting in Brazil are generally large mill owners with long operating histories in the sugarcane-to-ethanol market that will have significant leverage in negotiating commercial relationships with us. As a result, we do not know whether these pricing negotiations will result in adequate margins or accurately reflect our pricing strategies, which could have a material adverse effect on our results of operations.

Our business will be adversely affected if the field trials being conducted by our collaborators or potential customers fail to perform as expected.

We and our collaborators and potential customers are currently conducting field trials of our products in various geographies around the world. We have limited control over field trials that are conducted by third parties and are dependent on their ability to follow our suggested protocols. There are various reasons these trials may fail to succeed, including planting our seeds too late in the growing seasons or the incorrect use of fertilizers, and we have in the past conducted trials that we believe failed to fully meet the expectations of our collaborators. For example, in September 2009 NRG Energy, Inc. and Ceres began a pilot project at the Big Cajun II electrical generating station near New Roads, Louisiana to evaluate local conditions for growing our switchgrass and high biomass sorghum as renewable fuels for co-firing in this plant. In connection with this project, about 20 acres of energy crops were planted and managed for us by a local grower. NRG has publicly stated that this trial did not result in a usable crop and otherwise failed to produce biomass of sufficient quantity and quality for its purposes. Our investigations determined that this trial was adversely impacted by undisclosed herbicide residue in the soil and not by the quality of our products and that the portions of the field unaffected by these residues showed acceptable performance in line with our expectations. We also believe that this particular trial was ultimately cancelled more because of the lack of attractive U.S. government incentives than because of any failure of the crops. Nevertheless, these or other similar statements by our collaborators or potential customers could harm our reputation and the decision by these parties not to proceed with large-scale trials or seed purchases based on these results could harm our business, revenue and profitability.

Environmental factors, including weather, moisture, and plant infestations, may negatively affect the crops grown from our seeds or our seed inventories.

The plants grown from our seeds are subject to the vagaries of the weather and the environment, either of which can reduce crop yields. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornados, freezing conditions, drought, fire or other natural disasters, can affect the timing of planting or harvesting and the acreage planted, as well as yields. The effects of disease, pests, fungi, bacteria and insect infestations can also be unpredictable and devastating to crops, potentially rendering all or a substantial portion of the affected harvests unsuitable for use. In addition, our crops and harvests may be adversely affected by climate change resulting from global warming, including changes in precipitation patterns and the increased frequency of extreme weather events. Each of these weather and environmental factors affects geographic regions differently. Should these or other environmental factors adversely affect the crops grown from our products, growers may be unable or unwilling to purchase our seeds or they may choose to purchase other seeds deemed better adapted to the particular climatic or environmental conditions they are facing.

For example, South-Central Brazil experienced a significant drought during part of the 2011-2012 growing season and rainfall continues to be erratic. As a result, agricultural production in the region is being adversely affected. We are receiving reports that while some of the 2011/2012 sweet sorghum crops being produced from our seeds are growing well, others are suffering from the adverse weather conditions. As a result, we expect that this drought will likely lead to overall reduced yields for the 2011/2012 sweet sorghum crops and may adversely affect the demand for our seeds for the 2012/13 growing season.

The quality of our seed inventory could deteriorate due to a variety of factors, including the passage of time, temperature variations, moisture, insects, fungi, bacteria, disease or pests. If the quality of our seed inventory were to deteriorate below an acceptable level, the value of our seed inventory would decrease significantly and we might not be able to meet product demand. Should a substantial portion of our seed inventory be damaged by moisture, insects, fungi, bacteria, disease or pests, our business and financial condition could be materially and adversely harmed.

Our seed business is highly seasonal and subject to weather conditions and other factors beyond our control, which may cause our sales and operating results to fluctuate significantly.

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the year ended August 31, 2011 and the six months ended February 29, 2012 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that sales of our seeds in Brazil will typically be higher in our first and second fiscal quarters, due to the timing of the planting decisions made by our customers. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible that we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

A decline in the price of petroleum-based products may reduce the demand for many of our products and adversely affect our business.

We believe that some of the projected demand for renewable alternatives to fossil fuels is a result of the recent increase and volatility of oil prices that has occurred over the past few years. Oil and petroleum prices are currently at historically high levels. We anticipate that most of our product sales will be driven by the demand for alternatives to petroleum-based products. If the price of oil falls, and periods of lower oil prices are sustained, demand for biofuels or other bio-based products could also decline. Declining oil prices, or forecasts of a future decline in oil prices, may adversely affect the prices for renewable energy products and the prices we can obtain from our potential customers or cause potential customers to not buy our products, which could materially and adversely affect our operating results. We believe that our market opportunity to sell sweet sorghum seeds in Brazil is based, at least in part, on the recent shortages Brazil has encountered in producing sufficient quantities of sugarcane-based ethanol to satisfy local demand. We cannot predict whether these shortages will be sustained or whether the Brazilian market will experience periods of ethanol shortages in the future.

A significant increase in the price of sugar relative to the price of ethanol may reduce demand for our sweet sorghum and may otherwise adversely affect our business.

We are marketing our sweet sorghum varieties in Brazil as a “drop-in” feedstock to extend the operating season of Brazilian sugarcane-to-ethanol mills, the operating days of which are currently limited due to the inherent limitations of sugarcane physiology and growth patterns. For example, our proprietary varieties of sweet sorghum can be harvested from February to May while sugarcane, which is grown year-round, is typically harvested from April to December, depending on weather and market conditions. In addition, we may market our sweet sorghum seeds for planting on marginal land which would not otherwise be well suited for sugarcane. However, if the price of sugar, which is produced from sugarcane and which cannot be produced from sweet sorghum alone today, rises significantly relative to the price of ethanol, it may become more profitable for ethanol mill operators to grow sugarcane even in adverse conditions, such as through the expansion of sugarcane fields to marginal land or the extension of the sugarcane harvesting season. During sustained periods of significantly higher sugar prices, demand for our seeds may decrease, which could materially and adversely affect our operating results.

Our failure to accurately forecast demand for our seeds could result in an unexpected shortfall or surplus that could negatively affect our results of operations or our brand.

Because of the length of time it takes to produce commercial quantities of seeds, we must make seed production decisions well in advance of product bookings. For example, we must determine our expected demand for our sweet sorghum varieties approximately six months in advance of delivery, on average, while growers or mill operators make seed purchase decisions sometimes as late as 30 days in advance of planting. Our ability to accurately forecast demand can be adversely affected by a number of factors outside of our control, including changes in market conditions, environmental factors, such as pests and diseases, and adverse weather conditions. A shortfall in the supply of our products may reduce product sales revenue, damage our reputation in the market and adversely affect customer relationships. Any surplus in the amount of seed we have on hand, may negatively impact cash flows, reduce the quality of our inventory and ultimately result in write-offs of inventory. For example, in 2009, we produced an excess of switchgrass seeds because market demand for this product developed more slowly than anticipated. Any failure on our part to produce sufficient inventory or overproduction of a particular product could harm our business, results of operations and financial condition. Additionally, our customers may generally cancel an order or request a decrease in quantity at any time prior to delivery of the seed, which may lead to a surplus of our products. Even after delivery, a customer may occasionally return our seeds.

The performance of our sweet sorghum products in Brazil may be adversely affected by delays to the start of the Brazilian ethanol production season.

Once a mill owner begins to crush sugarcane or other feedstock in its mill, it generally seeks a continuous supply of the feedstock to run its mill without interruption until the feedstock is depleted. Our sweet sorghum is intended to be used as a season-extending crop. Should the sugarcane harvest season be delayed due to weather or other factors, a mill may choose to delay the harvest of sweet sorghum to avoid the downtime caused by a supply gap between a season-extending crop like sweet sorghum and sugarcane. Since our sweet sorghum grows quickly and maintains its peak sugars for one to two weeks, depending on growing conditions, delays in harvesting beyond this time period may result in lower sugar volumes per acre as well as other potential production issues as mature plants begin to decline and may lodge. Such issues could impact growers’ perception of the quality or usefulness of our products and, as a result, their willingness to purchase these products from us in the future.

Our product development efforts use complex integrated technology platforms and require substantial time and resources to develop and our efforts may not be successful or the rate of product improvement may be slower than expected.

The development of successful agricultural products using complex technology discovery platforms such as ours requires significant levels of investment in research and development, including field testing, to demonstrate their effectiveness and can take several years or more. For the fiscal years ended August 31, 2011 and the six months ended February 29, 2012, we spent $19.0 million and $10.6 million, respectively, on research and development. We intend to continue to spend significant amounts on research and development in the future to continue to improve the performance of our products. Our substantial investment in research and development may not result in significant product revenues, particularly over the next several years. To date, companies have developed and commercialized relatively few dedicated energy crops, and no genetically engineered dedicated energy crops.

Development of new or improved agricultural products involves risks of failure inherent in the development of products based on innovative and complex technologies. These risks include the possibility that:

•	our products will fail to perform as expected in the field;

•	our products will not receive necessary regulatory permits and governmental clearances in the markets in which we intend to sell them;

•	our products will be viewed as too expensive by our potential customers compared to competitive products;

•	our products will be difficult to produce on a large scale or will not be economical to grow;

•	proprietary rights of third parties will prevent us, our collaborators, or our licensees from marketing our products; and

•	third parties may develop superior or equivalent products.

Loss of or damage to our germplasm collection would significantly slow our product development efforts.

We have access to a comprehensive collection of germplasm for sweet sorghum, high biomass sorghum, switchgrass and miscanthus through strategic collaborations with leading institutions. Germplasm comprises collections of genetic resources covering the diversity of a crop, the attributes of which are inherited from generation to generation. Germplasm is a key strategic asset since it forms the basis of plant breeding programs. To the extent that we lose access to these germplasm collections because of the termination or breach of our collaboration agreements, our product development capabilities would be severely limited. In addition, loss of or damage to these germplasm collections would significantly impair our research and development activities. Although we restrict access to our germplasm at our research facilities to protect this valuable resource, we cannot guarantee that our efforts to protect our germplasm collection will be successful. The destruction or theft of a significant portion of our germplasm collection would adversely affect our business and results of operations.

The successful commercialization of our products depends on our ability to produce high-quality seeds cost-effectively on a large scale.

The production of commercial-scale quantities of seeds requires the multiplication of the seeds through a succession of plantings and seed harvests, and if the product is a hybrid, it must be produced from parental lines, which are mated under controlled conditions. The cost-effective production of high-quality high-volume quantities of some of our products depends on our ability to scale our production processes to produce seeds in sufficient quantity to meet demand. We cannot assure you that our existing or future seed production techniques will enable us to meet our large-scale production goals cost-effectively for the products in our pipeline. Even if we are successful in developing ways to increase seed yields and enhance seed quality, we may not be able to do so cost-effectively or on a timely basis, which could adversely affect our ability to achieve profitability. If we are unable to maintain or enhance the quality of our seeds as we increase our production capacity, including through the expected use of third parties, we may experience reductions in customer demand, higher costs and increased inventory write-offs.

We depend, in part, on third parties to produce our seeds.

We produce commercial seed either on leased land managed by us or with contract seed producers. Our current production sites are located in the United States and Puerto Rico as well as Argentina, Bolivia and Brazil. In order to meet increased demand for our seeds, we will need to enter into additional land leases or arrangements with contract seed producers. If we need to engage contract seed producers, we may not be able to identify suitable producers in a specific region and if we do, we do not know whether they will have available capacity when we need their production services, that they will be willing to dedicate a portion of their production capacity to our products or that we will be able to enter into an agreement with them on acceptable terms. If any contract seed producer that we engage fails to perform its obligations as expected or breaches or terminates their agreements with us, or if we are unable to secure the services of such third parties when and as needed, we may lose opportunities to generate revenue from product sales.

We are at the beginning stages of developing our Blade brand and we have limited experience in marketing and selling our products and will need to expand our sales and marketing infrastructure.

We are in the beginning phases of building brand awareness for our dedicated energy crops. To date, we have had limited experience selling our products. We currently have limited resources to market and sell our products on a commercial-scale across various geographic regions. As of February 29, 2012, our sales and marketing and business development departments together had eight full-time employees. Developing our sales and marketing infrastructure and gaining the necessary expertise will require that we hire additional sales and marketing personnel, which could take longer than we expect and may require significant resources. We may be unable to grow our sales and marketing or business development infrastructure to adequately cover the geographic regions where we see the most opportunity, which could slow the adoption of our products and the growth of product revenue.

We face significant competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

The renewable energy industry is rapidly evolving and new competitors with competing technologies are regularly entering the market. We believe the primary competitive factors in the energy crop seed industry are yield, performance, scale, price, reliable supply and sustainability. We expect to face competitors on multiple fronts. First, we expect to compete with other providers of seed and vegetative propagation materials in the market for sweet sorghum, high biomass sorghum, switchgrass and miscanthus. While the competitive landscape in these crops is limited at this time, we anticipate that as our products gain market acceptance, other competitors will be attracted to this opportunity and produce their own seed varieties. Second, we believe that new as yet unannounced crops will be introduced into the renewable energy market and that existing energy crops will attempt to gain even greater market share. Existing crops, such as corn, sugarcane and oil palm trees, currently dominate the biofuels market. As new products enter the market, our products may become obsolete or our competitors’ products may be more effective, or more effectively marketed and sold, than our products. Changes in technology and customer preferences may result in short product life cycles. To remain competitive, we will need to develop new products and enhance and improve our existing products in a timely manner. Our failure to maintain our competitive position could have a material adverse effect on our business and results of operations.

Our principal competitors may include major international agrochemical and agricultural biotechnology corporations, such as Advanta India Limited, The Dow Chemical Company, Monsanto Company, Pioneer Hi Bred (DuPont), KWS and

Syngenta, all of which have substantially greater resources to dedicate to research and development, production, and marketing than we have and some of which are selling or have announced plans to sell competitive products in our markets. We also face direct competition from other seed companies and biotechnology companies, and from academic and government research institutions. New competitors may emerge, including through consolidation within the seed or renewable energy industry. We are unable to predict what effect evolution of the industry may have on price, selling strategies, intellectual property or our competitive position.

In the broader market for renewable energy, we expect to face competition from other potential feedstocks, such as biomass residues from food crops, forestry trimmings and municipal waste materials, other renewable alternatives, such as algae, solar and wind-generated electricity, and other energy crops. There are multiple technologies that process biomass into biofuels and we have yet to determine compatibility of our feedstocks with all of these processes. Our failure to develop new or enhanced products that are compatible with these alternative technologies, or a lack of market acceptance of our products as the common denominator in a broad array of bio-based products that are alternatives to petroleum based products, could have an adverse effect on our business. Significant developments in alternative technologies, such as the inexpensive and large-scale storage of solar or wind-generated energy, may materially and adversely affect our business in ways that we do not currently anticipate.

A significant portion of our revenue to date is generated from our collaboration agreements and we must meet our obligations under these agreements in order to be entitled to the revenue streams from these agreements.

Historically, a significant portion of our revenue has been generated from payments to us under collaborative research agreements with third parties and we continue to opportunistically pursue new strategic collaborations. We are obligated under these agreements to perform research activities over a particular period of time. Certain of our agreements entitle us to milestone payments in the event the specified milestone is met. If we fail to perform our obligations under these agreements or any new collaborative research agreements we may enter into in the future, our revenues may decrease, or our collaborative partners may terminate or fail to renew the agreements. In addition, any of our collaborators may fail to perform their obligations as expected, which may hinder our research and development efforts. We and our collaborators may disagree as to which party had rights to intellectual property developed under the agreements. Disagreements with our collaborators could develop and any conflict with a collaborator may negatively affect our relationship with one or more existing collaborators or our ability to enter into future collaboration agreements.

Our results of operations will be affected by the level of royalty payments that we are required to pay to third parties.

We are a party to license agreements with third party collaborators, including The Texas A&M University System and The Samuel Roberts Noble Foundation, Inc., that require us to remit royalty payments to these third parties if we incorporate their licensed intellectual property into our products. While we are currently working on developing numerous products that incorporate aspects of this intellectual property, we have to date only sold small amounts of such products. The amount of royalties that we could owe under these license agreements is a function of our sales and the applicable royalty rates depend on a number of factors, including the portion of our third-party collaborator’s intellectual property that is present in our products.

Because of our historically limited volume of sales, we have little experience in calculating royalties under these license agreements and it is unclear exactly how much of this licensed intellectual property will be included in any final products we offer for commercial sale. As a result we cannot precisely predict the amount, if any, of royalties we will owe in the future. If, once we commence sales of these products, we determine that the products include more intellectual property of our third party collaborators than we had previously determined, or if our calculations of royalty payments are incorrect, we may owe more royalties, which could negatively affect our results of operations. As our product sales increase, we may, from time-to-time, disagree with our third party collaborators as to the appropriate royalty rate and the resolution of such disputes may be costly and may consume management’s time. Furthermore, we may enter into additional license agreements in the future, which may also include royalty payments.

We are also a party to license agreements pursuant to which we have received licenses on certain intellectual property related to biotechnology products. When we commence sales of our biotechnology products in the future, or grant licenses to third parties to commercialize such products, we will be required to remit royalty payments to the parties from whom we have licensed intellectual property that covers such products.

A significant portion of our revenue to date is generated from government grants and continued availability of government grant funding is uncertain and contingent on compliance with the requirements of the grant.

Historically, a significant portion of our revenue has been generated from payments to us from government entities in the form of government grants whereby we are reimbursed for certain expenses incurred in connection with our research and development activities, subject to our compliance with the specific requirements of the applicable grant, including rigorous documentation requirements. To the extent that we do not comply with these requirements, our expenses incurred may not be reimbursed. Any of our existing grants or new grants that we may obtain in the future may be terminated or modified.

Our ability to obtain grants or incentives from government entities in the future is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these grants and other incentives is highly competitive. We may not be successful in obtaining any additional grants, loans or other incentives. The recent political focus on reducing spending at the U.S. federal and state levels may reduce the scope and amount of funds dedicated to renewable energy products, if such funds will continue to be available at all. To the extent that we are unsuccessful in being awarded any additional government grants in the future, we would lose a potential source of revenue.

Our government grants may subject us to government audits, which could expose us to penalties.

We may be subject to audits by United States government agencies as part of routine audits of our activities funded by our government grants. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations and standards and the terms and conditions of the grant. If any of our costs are found to be allocated improperly, the costs may not be reimbursed and any costs already reimbursed for such contract may have to be refunded. Accordingly, an audit could result in a material adjustment to our results of operations and financial condition. Moreover, if an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions. In addition, we devote substantial resources to our systems used to track expenditures funded by our government grants.

The biofuel and biopower industries are highly dependent upon government subsidies and economic incentives, and any changes in such subsidies or incentives could materially and adversely affect the growth of the industry and our ability to sell dedicated energy crops.

The market for renewable energy in the United States is heavily influenced by government subsidies, economic incentives and tax credits and other regulatory initiatives that impact the production, distribution and adoption of renewable energy products. For example, the United States Renewable Fuel Standard program, or RFS, currently calls for 15 billion gallons of the liquid transportation fuels sold in 2012 to come from renewable biofuels, with estimated proposed volumes of renewable fuel for 2013 to rise to 17 billion gallons. The U.S. Energy Independence and Security Act of 2007 increases the volume of renewable fuel required to be blended into transportation fuel to 36 billion gallons per year by 2022. Of this amount, the RFS currently states that 16 billion gallons of renewable biofuels used annually by 2022 must be cellulosic biofuel, such as could be created by our switchgrass product. The RFS has been modified in the past and may be modified again in the future. In the United States, the administrator of the Environmental Protection Agency, or EPA, in consultation with the Secretary of Energy and the Secretary of Agriculture may waive certain renewable fuel standards to avert economic harm or in response to inadequate supply. The administrator of the EPA is also required to reduce the mandate for cellulosic biofuel use if projected supply for a given year falls below a minimum threshold for that year. For example, because the supply of cellulosic biofuel was projected to be very limited in 2011, the EPA determined that the final volume standard for cellulosic biofuel for 2011 was six million gallons and the final volume for cellulosic biofuel for 2012 is nine million gallons, well below the 250 million gallon volume requirement target specified in the Energy Independence and Security Act. Any reduction in, or waiver of, mandated requirements for fuel alternatives may cause demand for renewable biofuels to grow more slowly or decline. Our business strategy in the United States is based, in part, on these standards remaining in place. Waivers of, or reduction in, the RFS or similar mandates, could have a material adverse effect on our ability to successfully grow demand for our cellulosic feedstock products in the United States.

In biopower, the reduction of, or failure to implement, certain government mandates, such as Renewable Electricity Standards in the U.S. or taxes on carbon emissions, as well as incentives, subsidies and tax credits to generate electric power from low-carbon sources, may adversely affect the viability of the field trials we conduct with our collaborators. These collaborators may terminate existing field trials or elect not to progress with planned field trials absent the implementation of such incentives.

In addition, the United States Congress has passed legislation that extends tax credits or other economic incentives for, among other things, the production of certain renewable fuel products. For example, the United States adopted the Renewable Energy Production Tax Credit that provides federal tax incentives for renewable energy projects, and the Biomass Crop Assistance Program, or BCAP, which provides risk mitigation and production incentives to encourage growers to produce dedicated energy crops. We believe that BCAP will influence the growth of the switchgrass and miscanthus markets;

however, unless extended, BCAP expires in September 2012. We cannot provide assurances that these tax credits or other economic incentives will remain in place. Any reduction in or phasing out or elimination of existing tax credits, subsidies and other incentives in the United States and foreign markets for renewable biofuels, or any inability of us or our prospective customers to access such credits, subsidies and other incentives, may adversely affect demand for, and increase the overall cost of our renewable transportation fuels, which would adversely the prospects for our business.

We believe that government incentives and economic initiatives in Europe and other countries will also affect demand for our dedicated energy crops. For example, in the United Kingdom, which is a potential export market for U.S.-grown biomass, independent power providers are required to obtain a certain portion of their power from renewable resources. Any reduction or termination of government incentives or economic initiatives outside the United States could also have a material adverse effect on our business.

Compliance with applicable government regulations, particularly with respect to biotechnology products, is time-consuming and costly.

There are certain regulatory requirements affecting the field testing and commercialization of our biotechnology products in each of the markets in which we operate. In the United States, the United States Department of Agriculture, or USDA, must review and deregulate many of our biotechnology products prior to commercial sale. The Biotechnology Regulatory Services, or BRS, within the USDA’s Animal and Plant Health Inspection Service, or APHIS, has direct oversight of the field testing and deregulation of our biotechnology products, The deregulation process for biotechnology products is a costly, multi-year process, with no guarantee of success. The length of the deregulation process varies based on a number of factors, including the extent of the supporting information required, the nature and extent of review by the USDA, including the type and scope of the environmental review conducted, and the number and types of public comments received. For example, after the initial filing of a petition for deregulation, the USDA may ask for additional data, including data on new areas of inquiry that might require us to conduct additional field tests or analyses, which may cause delays in the deregulation process. Deregulation of a product is not a guaranteed outcome. The USDA or other regulators may also impose costly monitoring requirements on the planting of our biotechnology products.

In Brazil, the commercialization of biotechnology products is regulated by the National Technical Commission of Biosafety, Comissão Técnica Nacional de Biossegurança, or CTNBio under the Ministry of Science and Technology. The approval process involves data collection and analysis, environmental impact assessments and public hearings on certain products. We anticipate introducing biotechnology products in Brazil in the future. At such time, we will be subject to the approval processes dictated by CTNBio.

We have not yet applied for deregulation for any of our biotech traits. Any delays in obtaining or failure to obtain deregulation or regulatory approval, as the case may be, for any of the biotechnology products in our pipeline could delay or prevent the commercialization of our products. Regulatory authorities can block the sale or import of our products or can impose conditions that delay production and sale of our products, or that make the sale of our products technically or commercially unfeasible.

Before the USDA will review and deregulate our products, the USDA requires us to obtain permits to plant and test our biotechnology products, and there are similar permitting requirements in Brazil. In determining whether to grant a field test permit and what conditions to impose, regulators consider any significant impacts that field tests may have on the environment and on endangered or threatened species. In the United States, the permitting process for the initial field tests typically ranges from two to four months, but this time period can be significantly longer for novel products or circumstances. While to date our permits for our field trial locations have been obtained with minimal delays, there can be no assurance that we will not encounter material delays in the future as we test new biotechnology products. If we are not able to obtain the necessary field test permits or if there are significant delays in the permitting process, the commercialization of our products may be delayed or prevented and our business and results of operations may be adversely affected. A prolonged delay in the regulatory process could adversely affect our ability to generate product revenues.

Ethical, legal and social concerns about biotechnology products could limit or prevent the use of our products and technologies, which could negatively affect our ability to generate revenue.

Some of our products in development contain biotech traits. The commercial success of our products that contain biotech traits may be adversely affected by claims that biotechnology plant products are unsafe for consumption or use, pose risks of damage to the environment and create legal, social and ethical dilemmas. For example, some countries, primarily in the European Union, have instituted a de facto moratorium on the planting of some genetically engineered seeds. The import of biomass grown from genetically engineered seeds may also be regulated by the European Union. While we are not currently selling seeds containing biotech traits into the European Union, we plan to do so in the future. In addition, Brazil’s biosafety law prohibits the use, sale, registration, patenting and licensing of genetic use restriction technologies, which are a class of genetic engineering technologies that allow companies to introduce seeds whose sterile offspring cannot reproduce, preventing farmers from re-planting seeds from their harvest. While our current sweet sorghum products are not subject to this restriction, we may in the future introduce biotech traits that may be subject to such regulation. If we are not able to overcome these concerns and comply with these regulations, our products may not achieve market acceptance. Any of the risks discussed below could result in expenses, delays or other impediments to our development programs or the market acceptance and commercialization of our products that contain biotech traits. Our ability to develop and commercialize one or more of our technologies and products could be limited or prevented by the following factors:

•

Public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and biotechnology products, which could influence public acceptance of our technologies and products;

•

Public attitudes regarding, and potential changes to laws governing, ownership of genetic material, which could weaken our intellectual property rights with respect to our genetic material and discourage collaborators from supporting, developing or commercializing our products and technologies;

•	Governmental reaction to negative publicity concerning genetically engineered plants, which could result in greater government regulation of genetic research and derivative products; and

•	Failure to maintain or secure consumer confidence in, or to maintain or receive governmental approvals for, our products.

We cannot predict whether or when any jurisdiction will change its regulations with respect to biotechnology products. Problems with any product could lead to increased scrutiny or regulation for our products. Limitations on the development of biotechnology products could be imposed that could delay, prevent or make more costly the development of such products, which would negatively affect our ability to commercialize products using our traits.

Advocacy groups have engaged in publicity campaigns and filed lawsuits in various countries against companies and regulatory authorities, seeking to halt biotechnology approval activities or influence public opinion against genetically engineered products. On occasion, there has been vandalism and destruction of property of companies in the biotechnology industry.

Our non-biotechnology products, the products of third parties or the environment may be negatively affected by the unintended appearance of our transgenes.

The development and commercial success of our non-biotechnology products may be delayed or negatively affected because of adverse public perception or regulatory concerns about the safety of our products and the potential effects of these products on other plants, animals, human health and the environment. The potential for unintended but unavoidable trace amounts, sometimes called “adventitious presence”, of transgenes in conventional seed, or in the grain or products produced from conventional or organic crops, is another factor that could affect general public acceptance of these traits. For example, our current sweet sorghum, high biomass sorghum and switchgrass products have been produced exclusively through conventional breeding and have not been genetically engineered by us. It is possible, however, that trace amounts of our transgenes are nevertheless in our conventional products. In addition, trace amounts of transgenes may unintentionally be found outside our containment area in the products of third parties, which may result in negative publicity and claims of liability brought by such third parties against us. Furthermore, in the event of an unintended dissemination of our genetically engineered materials to the environment, we could be subject to claims by multiple parties, including environmental advocacy groups, as well as governmental actions such as mandated crop destruction, product recalls or additional stewardship practices and environmental cleanup or monitoring.

Ethical, legal and social concerns about land use could limit or prevent the widespread adoption of our products, which could negatively affect our ability to generate revenue.

The commercial success of our products also may be adversely affected by claims that the production of bioenergy displaces land that would otherwise be used for food and feed production, leading to shortages and higher prices for food and feed commodities. These claims are based, in part, on the assumption that there is a scarcity of available land for crop production, productivity is uniform across the globe and that productivity will remain flat over time. While these assumptions are not universally accepted, their acceptance by legislatures or advocacy groups could harm our ability to sell our products. The increased use of land for bioenergy production may also lead to claims that the increased planting of other crops in other regions may cause land clearing, such as in the Brazilian rainforest, and subsequent greenhouse gas releases — a theory known as indirect land use change. This theory proposes that such indirect effects, and their related greenhouse gas emissions should be applied to the emissions life cycle of bioenergy feedstocks, including dedicated energy crops. The perception that our products are resulting in higher greenhouse gas emissions could disadvantage our products related to other potential energy sources, or make it more difficult for our products to meet regulatory requirements for reduced emissions.

Development and commercialization, if any, of our products may incur scrutiny under the Convention on Biological Diversity Treaty.

The Convention on Biological Diversity, or the Convention, is an international treaty that was adopted at the Earth Summit in Rio de Janeiro, Brazil in 1992. The treaty provides that if a company uses genetic resources, such as an indigenous plant, from a participating country to develop a product, then such company must obtain the prior informed consent of the participating country and owes fair and equitable compensation to such country. Although the United States is not a participating country, most countries where we currently obtain or may obtain germplasm in the future, have ratified the treaty and are currently participants in the Convention. We may fall under scrutiny of the Convention with respect to the development or commercialization of any of our products derived from the germplasm originating from any of the countries that are participants in the Convention. There can be no assurances that the government of a participating country will not assert that it is entitled to fair and equitable compensation from us. Such compensation, if demanded, may make commercialization of our products not feasible.

Our business is affected by changes in general economic conditions and a prolonged downturn could affect the demand for our products and our ability to fund our working capital.

Economic conditions in the United States, Brazil and Europe could adversely affect our efforts to achieve profitability. The purchasing decisions of utilities, mill operators, growers and other potential customers, and their ability to timely pay for our products, are impacted by their economic health. We may have to regularly extend credit to our customers to enable them to acquire seeds at the beginning of the growing season on terms that permit payment following the sales of their products. These credit practices may expose us to credit risk of utilities, mill operators and growers and other potential customers, and combined with the seasonality of our sales, make us dependent on our ability to fund our working capital requirements through other means. If the current difficult economic conditions continue or worsen, the economic health of our customers and potential customers could further deteriorate.

Our activities are currently conducted at a limited number of locations, which makes us susceptible to damage or business disruptions caused by natural disasters.

Our headquarters and certain research and development operations are located at a single facility in Thousand Oaks, California. Our main breeding stations are located near College Station, Texas, and in Brazil near Centralima in the state of Minas Gerais, with additional breeding and agronomy trials situated in select locations across the world, including the Americas, Europe and Asia. Our seed production takes place primarily in the United States and Puerto Rico, as well as Argentina, Bolivia and Brazil. Warehousing for seed storage is located primarily in Texas and the state of São Paulo, Brazil. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of critical research results and computer data. However, a natural disaster, such as a hurricane, fire, flood, tornado or earthquake, could cause substantial delays in our operations, damage or destroy our equipment, inventory or development projects, and cause us to incur additional expenses. For example, on February 3, 2012, one of our plant breeding and field research stations located near College Station, Texas, was damaged by a tornado. Since the cost to construct the damaged buildings was approximately $1.5 million, the cost to repair the damage will be covered by insurance, subject to our deductible. However, the insurance we maintain against natural disasters may not be adequate to cover our losses in any future case.

We rely on the experience and expertise of our senior management team and other key personnel.

We depend on the experience and expertise of our senior management team and other key personnel, many of whom have been with our company for more than a decade. Our senior management team and key personnel bring extensive experience in the seed industry, agricultural biotechnology and plant genetics. The loss or unavailability of key members of our senior management team or other key personnel could impact the execution of our business strategy and make it more difficult to maintain and expand our important relationships in the bioenergy industry. The replacement of key members of our senior management team or other key personnel likely would involve significant time and costs.

If we are unable to recruit or retain qualified personnel, particularly in Brazil, our development and commercialization efforts may be significantly delayed.

Competition for qualified personnel is intense among agricultural biotechnology and other technology-based businesses, particularly for personnel with the appropriate level of education, experience and training. We may not be able to recruit and retain such personnel at compensation levels consistent with our existing compensation structure. Appreciation of the Brazilian Real against the U.S. dollar would make it more difficult for us to meet compensation expectations of Brazilian personnel. In addition, in making employment decisions, job candidates often consider the value of equity they may receive in connection with their employment. Therefore, significant volatility in the price of our stock may adversely affect our ability to attract or retain personnel. Competition for qualified personnel in Brazil is particularly intense due to the importance of the agricultural industry in Brazil and the recent increased activity levels of U.S. agricultural or renewable energy companies in Brazil, including Amyris Biotechnologies, Inc. and Monsanto Company.

If we lose qualified personnel or are unable to attract, retain and integrate additional highly trained and motivated personnel, particularly for our research and development activities, our ability to advance our product development and continue our commercialization efforts may be delayed or unsuccessful.

Unexpected fluctuations in our quarterly operating results may cause our stock price to fluctuate widely.

A large proportion of our costs are fixed, due in part to our significant research and development and production costs and general and administrative expenses. Thus, even a small decline in revenue could disproportionately affect our quarterly operating results and could cause such results to differ materially from expectations. If this occurs, we may fail to meet analyst and investor expectations, which could cause our stock price to decline. Other factors that could affect our quarterly operating results or cause them to differ materially from expectations include:

•	demand for and acceptance of our products;

•	weather conditions or the occurrence of natural disasters;

•	changes in government regulations and incentives;

•	competitive pressures resulting in lower selling prices; and

•	unanticipated delays or problems in the introduction of new products.

We may require additional financing in the future and may not be able to obtain such financing on favorable terms, if at all, which could force us to delay, reduce or eliminate our research and development activities.

We will continue to need capital to fund our research and development projects and to provide working capital to fund other aspects of our business. If our capital resources are insufficient to meet our capital requirements, we will have to raise additional funds. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we are able to raise additional debt financing, we may be subject to restrictive covenants that limit our operating flexibility. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses to our technology on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute on our business strategy or continue our business.

We expect to derive a portion of our revenues from markets outside the United States, including Brazil, which will subject us to additional business risks.

Changes in exchange rates between the U.S. dollar and other currencies will result in increases or decreases in our costs and earnings, and also may affect the book value of our assets outside the United States. To date, most of our contracts have been entered into in the United States and accordingly have been denominated in U.S. dollars. Going forward we anticipate that our sales will be denominated in the local currency of the country in which the sale occurs. In addition, most of our operating expenses to date have been denominated in the currencies of the countries in which our operations are located, primarily the United States and Brazil. As a result, while our revenue and operating expenses are mostly hedged on a transactional basis, the translation of our operating results into U.S. dollars may be adversely impacted by strengthening U.S. currency.

In addition, international operations are subject to a number of other risks and uncertainties, including:

•	changes in political, social or economic conditions;

•	tariffs, trade protection measures and trade agreements;

•	import or export licensing requirements;

•	changes in regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	economic downturns, civil disturbances or political instability;

•	difficulties and costs of staffing and managing international operations;

•	fluctuations in currency exchange rights;

•	land reform movements;

•	price controls;

•	nationalization; and

•	potentially burdensome taxation.

In the past, the Brazilian economy was characterized by frequent and occasionally extensive intervention by the Brazilian government and unstable economic cycles. The Brazilian government has changed in the past, and may change in the future, monetary, taxation, credit, tariff and other policies to influence the course of Brazil’s economy. For example, the government’s actions to control inflation have at times involved setting wage and price controls, adjusting interest rates, imposing taxes and exchange controls and limiting imports into Brazil. The Brazilian government has also in the past placed significant restrictions on the ability of foreign persons and companies to acquire property in Brazil. We have no control over, and cannot predict, what policies or actions the Brazilian government may take in the future. Any of these actions could adversely affect our international operations and, consequently, our results of operations.

Our ability to use our net operating loss carry forwards to offset future taxable income may be subject to certain limitations.

As of August 31, 2011, we had approximately $173.0 million of federal and $111.0 million of state operating loss carry-forwards available to offset future taxable income, which expire in varying amounts beginning in 2018 for federal and 2013 for state purposes if unused. It is possible that we will not generate taxable income in time to use these loss carry-forwards before their expiration. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carry forwards, or NOLs, to offset future taxable income. We have not completed a Section 382 analysis to determine if an ownership change has occurred. Until such analysis is completed, we cannot be sure that the full amount of the existing NOLs will be available to us, even if we do generate taxable income before their expiration.

We use hazardous materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes involve the controlled use of hazardous materials, including chemical and biological materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. Our operations also produce hazardous waste. We cannot eliminate entirely the risk of accidental contamination or discharge and any resultant injury from these materials. We may face liability for any injury or contamination that results from our use or the use by third parties of these materials, which depending on the severity of the injury or contamination could be significant. In addition, compliance with applicable environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

We may suffer liabilities relating to soil and/or groundwater contamination at current and former properties and at third-party sites to which we sent hazardous wastes for disposal.

We are exposed to environmental risks associated with the ownership and operation of real property and the disposal of hazardous wastes. Environmental laws can require current owners and operators of real property to remediate soil and groundwater contamination even if such contamination was caused by another party, such as a former owner or operator. These laws can also require companies to clean up real property that they formerly owned or operated if releases of hazardous materials or wastes occurred during the period of their ownership or operation. Moreover, in certain circumstances these laws require companies to clean up third-party sites to which hazardous wastes were sent for disposal, notwithstanding that the original disposal activity accorded with all regulatory requirements. The discovery of previously unknown contamination at our current or former facilities, or at third-party sites to which we sent hazardous wastes for disposal, could require us to conduct or fund expensive cleanup efforts, which could materially and adversely affect our operating results.

We may be sued for product liability and if such lawsuits were determined adversely, we could be subject to substantial damages.

We may be held liable if any product we develop, or any product that uses or incorporates, any of our technologies, causes injury or is found otherwise unsuitable during product testing, production, marketing or sale. For example, the detection of unintended biotechnology material in pre-commercial seed, commercial seed varieties or the crops and products produced may result in the inability to market the crops grown, resulting in potential liability for us as the seed producer or technology provider. In the event this was to occur, we could be subject to claims by multiple parties based not only on the cost of our products but also on their lost profits and business opportunities. In addition, the detection of unintended biotechnology material in our seeds or in the environment could result in governmental actions such as mandated crop destruction, product recalls or environmental cleanup or monitoring. Concerns about seed quality related to biotechnology could also lead to additional regulations being imposed on our business, such as regulations related to testing procedures, mandatory governmental reviews of biotechnology advances, or the integrity of the food supply chain from the farm to the finished product.

We currently have limited product liability insurance coverage and additional insurance may be prohibitively expensive, or may not fully cover potential liabilities. If we are unable to obtain sufficient insurance coverage at an acceptable cost or otherwise or if the amount of any claim against us exceeds the coverage under our policy, we may face significant expenses.

Risks Related to our Intellectual Property

Our inability to adequately protect our proprietary technologies and products could harm our competitive position.

Our success depends in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and methods for defending intellectual property rights. Many countries, including Brazil, do not allow patenting of plants, whether genetically engineered or traditionally bred. Accordingly, our proprietary position for our products in countries such as Brazil relies to a large extent on Plant Variety Protection certificates. This type of protection is more limited than patents in the United States. As a result, Plant Variety Protection certificates may provide only a limited competitive advantage in the marketplace. In many countries, including Brazil, patentability criteria are generally more restrictive and our filings more limited than in the United States, weakening our prospects of obtaining an equal scope of corresponding patent protection. Because Brazil is our initial target market, the lack of more robust patent protection for plant varieties in that country could expose us to the risk of misappropriation of our intellectual property. In addition, the legal systems of certain other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patents and other proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to enforce our intellectual property rights in such countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop. Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property.

The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents. We will apply for patents covering both our technologies and products as we deem appropriate. However, we cannot assure you that any pending or future patent applications held by us will result in an issued patent, or that if patents are issued to us, such patents will provide meaningful protection against competitors or against competitive technologies. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. In addition, our patents may be challenged, invalidated or fail to provide us with any competitive advantages.

The value of our intellectual property could diminish due to technological developments or challenges by competitors, making our products less competitive.

Our intellectual property rights are important to the operation of our business and to our early mover advantage in crop biotechnology. We rely on a combination of patents, plant variety protection, plant breeders’ rights, copyrights, trademarks, trade secret laws, confidentiality provisions, and licensing arrangements to establish and protect our intellectual property. However, the importance of technology development and intellectual property protection in the agricultural industry increases the risk that technological advances by others could render our products less competitive. Our business could be negatively affected by any of the following:

•	our issued patents, Plant Variety Protection certificates, plant breeders’ rights and trademark registrations may be successfully challenged by our competitors;

•	our pending patent, Plant Variety Protection certificates, plant breeders’ rights and trademark registration applications may not be allowed or may be challenged successfully by our competitors;

•	our products may inadvertently use the technology of others and, therefore, require us to obtain intellectual property licenses from other parties in order for us to sell our products;

•	we may be unable to obtain intellectual property licenses that are necessary or useful to our business on favorable terms, or at all;

•	new technology that is independently developed by others may supersede our technology and make our products less desirable or more costly in the marketplace;

•	competitors may design around our patented technologies or may reverse engineer our trade secret technologies;

•

the scope of our plant variety protection certificates in Brazil is narrow and subject to a breeder’s exemption, which allows breeders to use our varieties in a breeding program; as a result, these certificates may not provide a sustained competitive advantage in the marketplace; and

•

the eventual scope of our patents in Brazil is uncertain due to restrictions on plant claims under Brazilian patent laws and our limited filings in Brazil, and may not be sufficient to deter competition.

While we have exclusive rights to certain proprietary lines of switchgrass, miscanthus, high biomass sorghum and sweet sorghum through our collaborations with leading institutions, other parties may have access to certain lines of switchgrass, miscanthus, high biomass sorghum or sweet sorghum developed or released by such institutions, proprietary lines of such crops from other sources, and publicly available lines of such crops, from which they may develop products that compete with our products.

Litigation or other proceedings or third party claims of infringement could require us to spend time and money and could severely disrupt our business.

Our commercial success depends on not infringing patents or proprietary rights of third parties, nor breaching any licenses or other agreements that we have entered into with regard to our technologies, products and business. The patent positions of biotechnology and seed companies involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. We cannot be sure that relevant patents have not been issued that could block our ability to obtain patents or to operate as we would like without infringing patents or proprietary rights of other parties.

The biotechnology and seed industries have a history of litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. We cannot assure you that we will not be sued by third parties for infringement of patents they may have relating to biotechnological traits or technologies in various crops.

Should any of our competitors have filed patent applications or obtain patents that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention and, thus, the right to a patent for these inventions in the United States. Such a proceeding could result in substantial cost to us even if the outcome is favorable. Even if successful on priority grounds, an interference proceeding may result in loss of claims based on patentability grounds raised in the proceeding. If we become involved in litigation or interference proceedings declared by the U.S. Patent and Trademark Office to defend our intellectual property rights or as a result of alleged infringement of the rights of others, or oppositions or other intellectual property proceedings outside of the United States, we might have to spend significant amounts of money to resolve such matters. We are aware of a significant number of pending patent applications relating to biotechnological traits or technologies in various crops filed by third parties.

Even if we prevail, litigation, interference proceedings or opposition proceedings could result in significant legal fees and other expenses, could divert our management time and efforts and could severely disrupt our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

An adverse ruling arising out of any intellectual property dispute could undercut or minimize our intellectual property position. An adverse ruling that our operations violate a third party’s intellectual property rights could also subject us to significant liability for damages, prevent us from using processes or products, or require us to license disputed rights from third parties. Claims of intellectual property infringement against us may require us to enter into costly royalty or license agreements, subject us to substantial damage claims or cause us to stop using such technology absent a license agreement. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, necessary licenses may not be available to us on satisfactory terms, if at all.

Third parties may infringe on our intellectual property rights, and we may expend significant resources enforcing our rights or be competitively disadvantaged.

If we fail to protect our intellectual property rights from infringement by third parties, our competitive position could suffer, which could make it more difficult to grow our business. We may not be able to detect or prevent infringement of our intellectual property or may lose our competitive position in the market before we do so.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we also rely in part on trade secret protection for our confidential and proprietary information. For example, we consider our genetic transformation methods, markers for marker-assisted breeding and sequence databases as trade secrets. We have taken security measures to protect our trade secrets and proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. We also seek to protect our proprietary information by entering into confidentiality agreements with employees, with potential and actual collaborators and licensees and with consultants and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently develop substantially equivalent proprietary information or techniques and trade secret laws do not allow us to protect against such independent development. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We have received funding from U.S. government agencies, which could negatively affect our intellectual property rights.

Some of our research and development activities have been funded by grants from U.S. government agencies. For example, a portion of our research and development used to develop our nitrogen use efficiency trait was funded by a U.S. Department of Energy ARPA-E grant. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents and technical data, generally including, at a minimum, a non-exclusive, nontransferable license authorizing the government to use the invention or technical data for non-commercial purposes. U.S. government funding must be disclosed in any resulting patent applications, and our rights in such inventions will normally be subject to government license rights, periodic progress reporting, foreign manufacturing restrictions and march-in rights.

March-in rights refer to the right of the U.S. government, under certain limited circumstances, to require us to grant a license to technology developed under a government grant to a responsible applicant, or, if we refuse, to grant such a license itself. March-in rights can be triggered if the government determines that we have failed, within a reasonable time, to take effective steps to achieve practical application of a technology or, if action is necessary to alleviate health or safety needs, to meet requirements for public use specified by federal regulations or to give preference to U.S. industry. We may also enter into collaborations with entities outside the United States that receive government funding or, in the future, we may apply for government funding from other countries. Regulations in these countries may provide for similar march-in rights. Any government’s rights in our intellectual property may lessen its commercial value, which could adversely affect our business.

Risks Related to Ownership of our Common Stock

The price of our common stock may be volatile which may cause the value of our common stock to decline.

Our stock price may be subject to wide fluctuations in response to the risk factors listed in this report and others beyond our control, including:

•	actual or projected fluctuations in our financial condition and operating results;

•	our cash and cash equivalents position;

•	actual or projected changes in our growth rate relative to our competitors;

•	actual or projected fluctuations in our competitors’ financial condition or operating results;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	announcements by us, our collaborators or competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the entry into, modification or termination of collaborative arrangements;

•	changes in our customer base;

•	additions or departures of key management or other key personnel;

•	competition from existing products or new products that may emerge;

•	issuances of new or updated research reports by securities or industry analysts;

•	fluctuations in the share prices of companies perceived by investors to be comparable to us;

•	fluctuations in the size of our public float or trading volume;

•

disputes or other developments related to proprietary rights, including patents, litigation matters, the countries in which we source our germplasm, and our ability to obtain patent protection for our technologies;

•	disputes or other developments relating to genetically engineered products, including claims of adventitious presence or environmental harm;

•

changes in existing laws, regulations and policies applicable to our business and products, including the United States Renewable Fuel Standard program, and the adoption or failure to adopt additional carbon emissions regulations;

•	announcements or the expectation of raising additional financing;

•	sales of our common stock by us, our insiders or other stockholders;

•	general market conditions in our industry; and

•	general economic conditions, including the impact of the recent financial crisis.

The stock markets in general, and the market for renewable energy stocks in particular, have experienced extreme volatility that have affected and continue to affect the trading prices of equity securities of many companies. These market fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns.

A significant portion of our total outstanding shares of common stock is restricted from immediate resale, but may be sold into the public market in the near future. If there are substantial sales of our common stock, or the perception that these sales could occur in the future, the trading price of our common stock could decline.

The trading price of our common stock could decline as a result of sales of a large number of shares of our common stock in the public market. The perception that these sales could occur may also depress the trading price of our common stock. As of February 29, 2012, we had 24,234,573 shares of common stock outstanding. Of these shares, a substantial majority are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of the closing of our initial public offering, which is August 25, 2012, subject to certain extensions and waivers.

Beginning on such date, holders owning an aggregate of 17,729,243 shares of common stock will be entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144.

In addition, as of February 29, 2012, there were 5,065,508 shares of common stock issuable upon the exercise of outstanding options and warrants that will become eligible for sale in the public market to the extent permitted by applicable vesting requirements, the lock-up agreements discussed above and Rules 144 (including applicable holding periods) and 701 of the Securities Act.

We have also registered 3,881,155 shares of common stock previously issued or reserved for future issuance under our equity compensation plans and agreements. Subject to the satisfaction of applicable exercise periods and, in certain cases, the lock-up agreements discussed above, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

If securities or industry analysts do not publish research or reports about our business or our industry, or publish negative reports about our business or our industry, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us, our business, our industry and our competitors. If one or more of the analysts who cover us change their recommendation regarding our stock adversely, change their opinion of the prospects for our company in a negative manner, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to comply with the laws and regulations affecting public companies. Failure to implement and maintain the appropriate internal controls over financial reporting could negatively affect our ability to provide accurate and timely financial information.

We recently became a public company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the Nasdaq Global Market. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives and our legal and accounting compliance costs will increase.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. In connection with the preparation of our interim condensed consolidated financial statements as of and for the three and six months ended February 29, 2012, we identified a material weakness in our internal control over financial reporting related to a non-cash item, namely the valuation of our liability classified warrants upon the closing of our IPO. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. We are in the process of taking the necessary steps to remediate the material weakness that we identified and have made enhancements to our control procedures; however, the material weakness will not be remediated until the necessary controls have been implemented and are operating effectively. We cannot assure that there will not be additional material weaknesses and significant deficiencies that we or our independent registered public accounting firm will identify. Our compliance with Section 404 will require that we incur substantial accounting expense and management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

Anti-takeover provisions in our certificate of incorporation and bylaws and under Delaware law could delay or prevent an acquisition of our company, even if the acquisition may be beneficial to our stockholders.

Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of our company deemed undesirable by our board of directors. Among other things, our amended and restated certificate of incorporation and bylaws (i) provide for a board of directors that is divided into three classes, with staggered three-year terms, (ii) provide that all stockholder action must be effected at a duly called meeting of the stockholders and not by a consent in writing, (iii) provide that only a majority of our board of directors, the chairman of the board of directors, our chief executive officer or president (in the absence of a chief executive officer) may call a special meeting of the stockholders, (iv) provide for the ability of our board of directors to issue undesignated preferred stock, (v) require that any amendment to the amended and restated certificate of incorporation be approved by a 66 2/3% stockholder vote, and (vi) establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholders meetings. These provisions may also frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors who are responsible for appointing the members of our management team. As a Delaware corporation, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding stock from merging or combining with us without board of directors or stockholder approval. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer to acquire our company may be considered beneficial by some stockholders and could limit the opportunity for our stockholders to receive a premium for their shares.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions.

Based on the number of shares outstanding as of February 29, 2012, our officers, directors and existing stockholders who hold at least 5% of our stock together beneficially own approximately 67.1% of our outstanding common stock. If these officers, directors and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Our existing loan agreement prohibits us from paying dividends on our capital stock. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

(1) In December 2011, we issued warrants to Texas A&M University System, or Texas A&M, to purchase 66,666 shares of our common stock at an exercise price of (A) the per share offering price to the public of our common stock in our initial public offering plus an amount equal to ten percent (10%) of such price if such offering is consummated prior to June 30, 2012; or (B) $30.00 if an initial public offering is not consummated prior to June 30, 2012. The warrants expire on September 24, 2026 and, subject to certain conditions, vest in equal installments on the fifth, tenth and fifteenth anniversary of our Sponsored Research Agreement and Amended and Restated Intellectual Property Rights Agreement with Texas A&M.

(2) From December 1, 2011 to February 29, 2012, we granted options to employees and directors to purchase an aggregate of 499,803 shares of our common stock under our equity incentive plans at exercise prices of $13.00 per share. During this period, 6,666 options to purchase shares of our common stock were exercised with an average per share exercise price of $1.80 for cash consideration to us in the aggregate amount of $11,998.80.

The issuances of warrants described in item (1) above were deemed exempt from registration under Section 4(2) or Regulation D of the Securities Act. The issuances of options and shares in item (2) above were deemed exempt from registration in reliance on Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. The recipients of securities in the transactions exempt under Section 4(2) or Regulation D of the Securities Act represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions.

(b) Use of Proceeds from Public Offering of Common Stock

On February 27, 2012, we completed our initial public offering. We sold 5,750,000 shares of common stock at a price to the public of $13.00 per share, which included the underwriters’ exercise in full of their option to purchase 750,000 additional shares. This offer and sale of our common stock in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-174405), which was declared effective by the SEC on February 21, 2012. The underwriters of our initial public offering were Goldman Sachs and Co., Barclays Capital, Piper Jaffray, Raymond James and Simmons and Company International. We raised approximately $65.3 million in net proceeds after deducting underwriting discounts and commissions of $5.2 million and other offering costs of $4.9 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus dated February 21, 2012 and filed with the Securities and Exchange Commission.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) The exhibits in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ceres, Inc.

By:	/S/ PAUL KUC
Paul Kuc
Chief Financial Officer
(Principal Financial Officer)

Date: April 12, 2012

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Ceres, Inc. filed with the Secretary of the State of the State of Delaware on February 27, 2012 and effective as of February 27, 2012.

3.2	Amended and Restated Bylaws of Ceres, Inc. effective as of February 27, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

†32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

#101	Financial statements from the Quarterly Report on Form 10-Q of Ceres, Inc. for the quarterly period ended February 29, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

†	This certification is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

#

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1