Form 10-Q
period 2012-05-31
Ceres, Inc.
filed 2012-07-12
CIK 767884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, Ceres, Inc. qualifies as an “emerging growth company,” as defined under the JOBS Act.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 2, 2012
Common Stock, $0.01 par value per share	24,487,250

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CERES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	May 31, 2012	August 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$67,720	$21,911
Prepaid expenses	1,002	631
Trade receivables, net	579	1,292
Other current assets	445	3,000

Total current assets	69,746	26,834
Property and equipment, net	5,168	6,780
Restricted cash and investment	—	3,000
Other assets	99	183

Total assets	$75,013	$36,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,285	$6,972
Other current liabilites	835	955
Current portion of long-term debt	25	2,168

Total current liabilities	6,145	10,095
Other non-current liabilities	106	149
Long-term debt, net of current portion	230	2,013
Convertible notes	—	13,630
Common and preferred stock warrant liabilities	—	17,726
Contingencies and commitments
Convertible preferred stock	—	197,502
Stockholders’ equity (deficit):
Common stock and additional paid-in capital; $0.01 par value; 25,000,000 shares authorized; 2,014,168 shares issued and outstanding at August 31, 2011; 490,000,000 shares authorized; 24,493,067 shares issued; 24,487,250 outstanding at May 31, 2012.	304,131	8,372
Accumulated other comprehensive income	(148)	(27)
Accumulated deficit	(235,451)	(212,663)

Total stockholders’ equity (deficit)	68,532	(204,318)

Total liabilities and stockholders’ equity	$75,013	$36,797

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended May 31,		Nine months ended May 31,

	2012	2011	2012	2011
Revenues:
Product sales	$42	$88	$429	$97
Collaborative research and government grants	1,106	1,479	3,778	4,799

Total revenues	1,148	1,567	4,207	4,896

Cost and operating expenses:
Cost of product sales	627	610	1,876	1,940
Research and development	5,255	5,196	15,522	13,837
Selling, general and administrative	3,344	2,561	8,962	6,900

Total cost and operating expenses	9,226	8,367	26,360	22,677

Loss from operations	(8,078)	(6,800)	(22,153)	(17,781)
Interest expense	(341)	(117)	(559)	(365)
Interest income	3	(28)	9	6
Other income (expense)	—	(1,365)	(84)	(1,450)

Loss before income taxes	(8,416)	(8,310)	(22,787)	(19,590)
Income tax benefit (expense)	—	29	(1)	28

Net loss	$(8,416)	$(8,281)	$(22,788)	$(19,562)

Net loss per share:
Basic and diluted	$(0.34)	$(4.18)	$(2.33)	$(9.92)
Shares used in calculation of net loss per share:
Basic and diluted	24,423,042	1,983,127	9,787,652	1,972,468

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended May 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(22,788)	$(19,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of common and preferred stock warrants and convertible notes	84	1,450
Loss on disposal of assets	55	50
Impairment of assets, net of proceeds	100	—
Depreciation	1,584	1,597
Stock compensation	1,283	1,789
Changes in operating assets and liabilities:
Prepaid expenses	(371)	(8)
Trade receivables	713	269
Other assets	2,775	(1,829)
Accounts payable and accrued expenses	(1,687)	2,635
Other liabilities	(163)	172

Net cash used in operating activities	(18,415)	(13,437)

Cash flows from investing activities:
Purchases of property and equipment	(834)	(386)
Proceeds from sale of property and equipment	—	112
Proceeds from insurance	1,000
Change in restricted cash and investments	3,000	—

Net cash provided by (used in) investing activities	3,166	(274)

Cash flows from financing activities:
Repayment of debt	(6,854)	(1,703)
Proceeds from issuance of debt	2,500	—
Net proceeds from issuance of common stock	374	76
Proceeds for issuance of common stock in initial public offering, net of underwriters discounts and commission	65,158	—

Net cash provided by (used in) in financing activities	61,178	(1,627)

Effect of foreign currency translation on cash	(120)	—
Increase (decrease) in cash and cash equivalents	45,809	(15,338)
Cash and cash equivalents at beginning of period	21,911	33,055

Cash and cash equivalents at end of period	$67,720	$17,717

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$375	$304
Cash paid during the period for income taxes	1	1

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

On February 27, 2012, the Company closed its initial public offering (IPO) of 5,750,000 shares of common stock (including 750,000 shares purchased by the underwriters upon the exercise of their right to purchase up to an additional 750,000 shares) at an offering price of $13.00 per share, resulting in net proceeds to the Company of approximately $65,158, after deducting underwriting discounts, commissions and estimated offering expenses. Upon closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 15,353,221 shares of common stock, all of the Company’s outstanding convertible subordinated notes were automatically converted into 1,098,575 shares of common stock and all of the Company’s outstanding convertible preferred stock warrants were automatically converted into warrants to purchase a total of 20,511 shares of common stock.

The Company has incurred substantial net losses from operations since its inception and its accumulated deficit as of May 31, 2012 was $235,451. The Company expects to incur additional losses related to the continued development and expansion of its business including research and development, seed production and operations, and sales and marketing. The Company plans to finance its operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding and from product sales.

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

Fair Value Measurements

The Company applies Financial Accounting Standards Board (FASB) ASC Topic 820, Fair Value Measurements and Disclosures to measure the fair value of financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company applies the provisions of ASC Topic 820 to measure the fair value of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

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

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The changes in fair value of the Company’s Level 3 warrants and convertible notes from August 31, 2011 through May 31, 2012 were as follows:

	Common Stock Warrant Liabilities	Preferred Stock Warrant Liabilities	Convertible Notes
Fair value, August 31, 2011	$17,450	$276	$13,630
Fair value adjustments	(516)	(52)	652
Conversion upon closing of IPO	(16,934)	(224)	(14,282)

Fair value, May 31, 2012	$—	$—	$—

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

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

Customers	As of May 31, 2012	As of August 31, 2011

Customer A	52.8	20.0
Customer B	**	21.3
Customer C	16.2	30.4
Customer D	*	20.0
Customer E	11.3	**

*	No outstanding balance
**	Less than 10%

Customers representing greater than 10% of revenues were as follows (in percentages):

	Three Months Ended May 31,		Nine Months Ended May 31,
Customers	2012	2011	2012	2011
Customer A	27.5	21.8	24.2	19.9
Customer B	14.6	18.8	19.0	16.4
Customer C	**	15.7	**	18.2
Customer D	13.6	23.2	18.5	25.9
Customer F	20.7	**	**	**

**	Less than 10%

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

On February 3, 2012, the Company’s plant breeding and field research station located near College Station, Texas was damaged by a tornado. The Company believes the impact was limited to structural damage to the building that houses office space, a small laboratory used to evaluate biomass samples and work space, the small greenhouse and tractor sheds, and damage to some agricultural equipment. The cost to construct the damaged buildings was approximately $1,500.

At February 29, 2012, the Company impaired $1,100 in assets related to damage at the Texas facility, and at May 31, 2012, the Company had received insurance proceeds of $1,000 for repair costs. The Company believes the remainder of the cost to repair the damage will also be covered by insurance, subject to the Company’s deductible. The Company is continuing to assess the damage and related repair costs from this incident, and does not believe it will have a material effect on operations.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees using fair value methods which require the recognition of compensation expense for costs related to all stock-based payments.The fair value methods require the Company to estimate the fair value of stock-based payment awards on the date of grant. The Company uses an option pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period. The fair value of restricted stock granted to employees is based on the grant date value of the underlying stock. The Company accounts for stock options issued to non-employees based on the estimated fair value of the awards using the option pricing model. The measurement of stock-based compensation to non-employees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered.

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

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2012	2011	2012	2011
Basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(8,416)	$(8,281)	$(22,788)	$(19,562)
Less minimum dividend available to preferred stockholders	—	—	—	—

Net loss attributable to common stockholders	$(8,416)	$(8,281)	$(22,788)	$(19,562)

Basic and diluted net loss per common share	$(0.34)	(4.18)	(2.33)	(9.92)
Weighted average outstanding common shares used for net loss attributable to common stockholders:
Basic and diluted	24,423,042	1,983,127	9,787,652	1,972,468

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Nine Months Ended May 31,
	2012	2011
	(Unaudited)
Options to purchase common stock	2,917,416	2,375,748
Warrants to purchase common stock	2,082,045	1,994,868
Warrants to purchase convertible preferred stock	—	20,511
Convertible preferred stock	—	15,353,226
Total	4,999,461	19,744,353

Recent Accounting Pronouncements

In December 2011, the FASB amended ASU 2011-05 Presentation of Comprehensive Income which provides two options for presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects. The amendments do not affect how earnings per share is calculated or presented. The amendments in this update will be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects that, when adopted, this standard will not have a material impact on its consolidated financial statements.

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(3) Property and Equipment

Property and equipment are summarized as follows:

	May 31, 2012	August 31, 2011
Land	$49	$43
Automobiles and trucks	665	373
Buildings	3,503	3,391
Office, laboratory, farm and warehouse equipment and furniture	15,182	16,346
Leasehold improvements	5,718	5,759

	25,117	25,912
Less accumulated depreciation	(19,949)	(19,132)

Property and equipment, net	$5,168	$6,780

(4) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	May 31, 2012	August 31, 2011
Accounts payable	$1,994	$3,790
Accrued payroll and related expenses	2,314	1,505
Research and development contracts	688	1,099
Accrued grower commitments	38	90
Other	251	488

	$5,285	$6,972

(5) Long-Term Debt

Long-term debt is summarized as follows:

	May 31, 2012	August 31, 2011
Equipment Loans	$—	$4,176
Capital Leases	255	5

	255	4,181
Less current portion	(25)	(2,168)

	$230	$2,013

Equipment Loans

In January 2010, the Company entered into a Loan and Security Agreement (the Loan Agreement) with a commercial bank (the Bank). The Loan Agreement provided financing for qualified equipment purchases. The Company borrowed a total of $7,000 in two tranches at interest rates of Prime Rate plus 2.75%, which was to be repaid over 36 to 40 months. In connection with the Loan Agreement, the Company issued the Bank warrants to purchase shares of the Company’s convertible preferred stock. The fair value of the warrants was recorded as a discount on the equipment loan and is being recognized over the term of the equipment loan as interest expense. Upon closing of the Company’s IPO, the convertible preferred stock warrants were converted to warrants to purchase common stock (see Note (1)).

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

In September 2011, the Company entered into an Amended Loan and Security Agreement (Amended Loan Agreement) with the Bank that provided for an additional $3,500 term loan consisting of (i) a $2,500 immediately available term loan, which was advanced to the Company in September 2011 and (ii) a $1,000 term loan available upon satisfaction of additional term loan advance conditions, which was not drawn by the Company. The interest rate for the Amended Loan Agreement was a fixed rate based on the Bank Prime Rate at the time of each loan advance. The Company paid interest only (4%) until April 2012 and then was to pay principal plus interest in equal installments over 36 months commencing April 1, 2012.

In May 2012, the Company repaid all amounts due and owing to the Bank under the Amended Loan Agreement. Upon repayment, the unamortized portion of the loan discount was charged to interest expense. At August 31, 2011, the Company held restricted cash of $3,000 in the form of a deposit related to the Amended Loan Agreement. The restriction lapsed upon repayment to the Bank.

The aggregated maturities of debt as of May 31, 2012 are as follows:

Remaining three months of fiscal year 2012	$7
2013	91
2014	87
2015	70

$255

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

The total number of shares reserved for issuance under the Option Plans is 5,254,999. As of May 31, 2012, the Company had 705,245 shares available under the 2011 Plan for future grant. The Company does not intend to make further grants under the 2000 Plan or the 2010 Plan.

Stock Option Valuation and Compensation

The Company uses a Black Scholes option pricing model to determine the fair value of stock options. The weighted average grant date fair value of stock option awards was $8.28 per option share for the three months ended May 31,2012. There were no stock options granted during the three months ended May 31, 2011. The weighted average grant date fair value of stocks option awards was $10.53 and $4.83 per option share for the nine months ended May 31, 2012 and 2011, respectively.

The weighted average grant date fair value of the Company’s common stock was $12.42 per share for the three months ended May 31, 2012. There were no stock options granted during the three months ended May 31, 2011. The weighted average grant date estimated fair value of the Company’s common stock was $14.60 and $7.44 per share for the nine months ended May 31, 2012 and 2011, respectively.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
Expected term (in years)	5.50 - 6.08	—	5.50 - 6.46	6.25
Expected volatility	78%	—	78% - 81%	78%
Risk free interest rate	1.39%	—	1.35% - 1.39%	1.48% - 2.44%
Expected dividend yield	0%	—	0%	0%

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

Expected Dividend Yield — The Company does not anticipate paying any cash dividends in the foreseeable future.

Stock-based compensation costs included in operating expenses and total intrinsic value of options exercised are as follows:

	Three months ended May 31,		Nine months Ended May 31,
	2012	2011	2012	2011
Stock-based compensation costs included in operating expenses	$275	$1,194	$1,283	$1,789
Intrinsic value of stock options exercised	2,933	184	3,271	362

Stock Option Activity

The following table summarizes the stock option transactions under the Option Plans during the nine months ended May 31, 2012:

	Shares	Weighted Average Exercise Price
Options outstanding at August 31, 2011	2,597,285	$6.06
Options granted	611,232	12.89
Options exercised	(243,104)	1.90
Options forfeited	(47,997)	7.40

Options outstanding at May 31, 2012	2,917,416	$7.81

The following table summarizes information about stock options outstanding and exercisable at May 31, 2012:

Range of Exercise Price	Number Outstanding and Exercisable	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Vested and Exercisable	Weighted- Average Exercise Price	Average Remaining Contractual Life
$1.95	461,660	0.51	$1.95	461,660	$1.95	0.51
$3.90 to $4.05	385,985	3.73	3.91	385,985	3.91	3.73
$6.75	952,741	6.45	6.75	788,173	6.75	6.18
$7.32	266,052	8.54	7.32	93,162	7.32	8.54
$16.77	164,300	9.02	16.77	4,825	16.77	8.68
$17.16	85,694	9.13	17.16	—	—	—
$13.00	490,305	9.74	13.00	—	—	—
$12.71	58,182	9.45	12.71	—	—	—
$12.10	52,497	9.74	12.10	—	—	—

	2,917,416			1,733,805

No tax benefits have been recorded on compensation costs recognized for options exercised. As of May 31, 2012, there was $8,964 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted average of 3.98 years. The Company’s policy is to issue new shares for options exercised.

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Restricted Stock Activity

The following summarizes the restricted stock transactions under the Option Plans during the nine months ended May 31, 2012:

	Shares	Weighted Average Exercise Price
Restricted stock outstanding and unvested at August 31, 2011	833	$6.51
Restricted stock granted	38,500	12.71
Restricted stock vested	(833)	6.51
Restricted stock forfeited	(4,500)	12.71

Restricted stock outstanding and unvested at May 31, 2012	34,000	$12.71

As of May 31, 2012, there was $379 of total unrecognized compensation cost related to stock awards. That cost is expected to be recognized over a weighted average of 1.92 years.

(8) Stockholders’ Equity

Initial Public Offering

On February 27, 2012, the Company closed its IPO of 5,750,000 shares of common stock (including 750,000 shares purchased by the underwriters upon the exercise of their right to purchase up to an additional 750,000 shares) at an offering price of $13.00 per share, resulting in net proceeds to the Company of approximately $65,158, after deducting underwriting discounts, commissions and estimated offering expenses.

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

As discussed in Note (2), the common stock warrants issued to the holders of Series F Convertible Preferred Stock were reported as a liability at fair value as of each balance sheet date. Upon closing of the IPO, the common stock warrants no longer met the requirements for liability classification. The warrants were valued as of the closing date with changes being recorded to the statement of operations and were reclassified to additional paid-in capital.

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

As discussed in Note (2), the common stock warrants issued to the holders of Series G Convertible Preferred Stock were reported as a liability at fair value as of each balance sheet date. Upon closing of the IPO, the common stock warrants no longer met the requirements for liability classification. The warrants were valued as of the closing date with changes being recorded to the statement of operations and were reclassified to additional paid-in capital.

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

As discussed in Note (2), the preferred stock warrants issued in connection with the Borrowing and Loan Agreements were reported as a liability at fair value as of each balance sheet date. Upon closing of the IPO, the preferred stock warrants no longer met the requirements for liability classification. The warrants were valued as of the closing date with changes being recorded to the statement of operations and were reclassified to additional paid-in capital.

Upon closing of the IPO, the Company estimated the fair value of the Series E and F preferred stock warrants to be $68 and $158, respectively, based on a risk-free interest rate of 1.35%, volatility of 81%, expected term of 7.96 - 8.01 years, and 0% dividend yield.

Warrants issued in connection with Noble Agreement

In May 2006, the Company entered into a collaboration agreement with The Samuel Roberts Noble Foundation, Inc. (Noble) (Noble Agreement) to establish a research program. In connection with this collaboration, the Company granted Noble a warrant to purchase 133,333 shares of the Company’s common stock for an exercise price of $30.00 per share (see Note (7)). The original terms were as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2009, May 19, 2011, May 19, 2013, and May 19, 2015, respectively, and shall remain exercisable for a period of two years from the respective vesting dates. These warrants are accounted for at fair value and remeasured until vested. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $897 as of May 31, 2012 including a modification charge of $450 described below. At May 31, 2012, 66,666 warrants had vested under this arrangement. The fair value of the warrants not yet vested at May 31, 2012 was $371 using a risk-free rate of 0.67% based on the respective exercise periods of each installment, expected volatility of 92.3%, expected term of 4.97 years based on the respective exercise periods of each installment, and 0% dividend yield.

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

Warrants issued in connection with TAMU Agreement

In August 2007, the Company entered into a sponsored research and intellectual property rights agreement with The Texas A&M University System (TAMU) (TAMU Agreement) to establish a research program. In connection with this collaboration, the Company granted TAMU a warrant to purchase 66,666 shares of the Company’s common stock for an exercise price of $30.00 per share. The warrant vests based on certain research and commercialization milestones being met and shall remain exercisable until August 28, 2017. This warrant is accounted for at fair value and remeasured until the vesting targets are met. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $272 as of May 31, 2012. The fair value of the warrant at May 31, 2012 was $385, using a risk-free rate of 0.67%, expected volatility of 92.3%, expected term of 5.24 years and 0% dividend yield. No warrants had vested under this arrangement as of May 31, 2012.

In December 2011, pursuant to the IP Rights Agreement (see Note (11)), the Company issued warrants to TAMU to purchase 66,666 shares of common stock at an exercise price of $14.30 per share. The warrants expire on September 24, 2026 and, subject to certain conditions, vest in equal installments on the fifth, tenth and fifteenth anniversary of the IP Rights Agreement. The inception to date expense recognized with respect to this warrant totals $19 as of May 31, 2012. The fair value of the warrant at May 31, 2012 was $552, using a risk-free rate of 1.59%, expected volatility of 66%, expected term of 14.57 years and 0% dividend yield. No warrants had vested under this arrangement as of May 31, 2012.

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(9) Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, because the Company has incurred losses since its inception.

(10) Commitments and Contingencies

The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through 2023. The lease on the facilities contains provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets as of May 31, 2012 and August 31, 2011.

In connection with one of its facilities leases, the Company received a reimbursement for leasehold improvements of $270. This reimbursement is a lease incentive which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Total rental expense recognized during each period was $97 and $236 for the three months ended May 31, 2012 and 2011, respectively and $386 and $477 for the nine months ended May 31, 2012 and 2011.

Future minimum payments under noncancelable operating leases as of May 31, 2012 are as follows:

Operating Leases
Remaining three months of fiscal year 2012	$176
2013	696
2014	443
2015	25
2016	15
Thereafter	91

Total minimum lease payments	$1,446

(11) Research Collaboration Agreements

The Company has a number of research agreements with academic collaborators, including among others, Texas A&M University, The Samuel Roberts Noble Foundation, Inc., and the Institute of Crop Sciences of the Chinese Academy of Agricultural Sciences. In conjunction with these agreements, the Company receives certain exclusive options or licensing rights to technology and intellectual property developed under these agreements. The Company expenses the services received under these agreements to research and development in the period in which the services are rendered. The Company also licenses technology from third parties. Initial payments under these license agreements are expensed on a straight-line basis over the license term.

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

TAMU Agreement

In August 2007, the Company entered into a Sponsored Research and Intellectual Property Rights agreement with TAMU to establish a research program. Under the agreement, the Company agreed to fund certain research activities undertaken by TAMU in an amount up to $5,100 through 2012 and granted TAMU a warrant to purchase 66,666 shares of the Company’s common stock for an exercise price of $30.00 per share (see Note (8)).

CERES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

On September 24, 2011, the Company entered into an Amended and Restated Sponsored Research Agreement and an Amended and Restated Intellectual Property Rights Agreement (the IP Rights Agreement) with TAMU which both expire on September 23, 2026. The specific research projects and budgets undertaken pursuant to such agreement will be determined by an Executive Committee comprised of two members from each of TAMU and the Company as set forth in the Amended and Restated Sponsored Research Agreement. In December 2011, pursuant to the IP Rights Agreement, the Company issued warrants to TAMU to purchase 66,666 shares of common stock at an exercise price of $14.30 per share (see Note (8)).

At May 31, 2012, the future minimum payments under the Company’s research collaboration agreements are as follows:

Remaining three months of fiscal year 2012	$694
2013	2,366
2014	2,082
2015	2,617
2016 and beyond	3,385

$11,144

(12) Subsequent Events

On July 2, 2012, the Company’s Board of Directors approved, subject to approval by a majority of the Company’s stockholders, a proposal to amend the Company’s 2000 Stock Option/Stock Issuance Plan to provide for the extension of options to purchase 403,666 shares of Common Stock that are scheduled to expire on December 18, 2012 for a period of three years from their original expiration date. If the proposal is approved at the special meeting of stockholders scheduled to take place in August 2012, the expiring options will have a term of thirteen years from the date of their grant (subject to the consent of the affected optionholders).

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

We generate our revenues from government grants, research and development collaboration agreements and from product sales. We began selling products in 2008 and, while our product sales have been minimal to date, we expect product sales to eventually become the primary source of our revenues. We expect product revenues to include a combination of seed sales and technology fees, similar to current business models used for food crops incorporating biotech traits. As we continue to develop traits for our products, we expect that a significant portion of our product revenues will be generated from the sale of seeds that include our traits. We believe our largest immediate commercial opportunity is selling sweet sorghum into the Brazilian biofuel market. Our longer term strategies involve capitalizing on the development of the emerging cellulosic biofuel and biopower markets in the United States and Europe.

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in our quarterly sales and profitability. Our product sales for the year ended August 31, 2011 and the nine months ended May 31, 2012 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in Brazil will typically be higher in our first and second fiscal quarters, due to the timing of the planting decisions made by our customers. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect any given quarter and cause fluctuations in our operating results.

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

We will market our seeds and traits directly to ethanol mills, utilities, independent power producers, cellulosic biofuel companies, individual growers and grower cooperatives and to date we have sold our seeds mainly to customers who are testing them in various technologies and environments. We also work with technology providers and other market participants such as equipment manufacturers and enzyme or fermentation technology companies, to encourage the use of our proprietary products. We market our products to biorefineries and biopower facilities, regardless of conversion technology, end-molecule or end-use. In Brazil, where we have previously completed commercial-scale trials with leading ethanol mills, we sold enough seed to plant greater than 3,000 hectares of our sweet sorghum hybrids for the 2011-2012 growing season, which was completed in May 2012. We are currently producing seed for the upcoming sweet sorghum growing season in Brazil and have recently begun marketing our current and next-generation of seed products to ethanol mills.

In the United States and Europe, we have launched the first energy crops seed brand, Blade Energy Crops, under which we market proprietary switchgrass varieties and high biomass sorghum hybrids to the emerging biomass market.

We have invested significantly in research, development and technology and applied our proprietary technology platforms to energy crops. To develop high performing seeds and traits, we have integrated a suite of advanced research and development methods, which include conventional breeding, marker-assisted breeding, genomics and biotechnology, along with large, proprietary collections of germplasm (the collections of genetic resources covering the diversity of a crop, the attributes of which are inherited from generation to generation). We have utilized our existing germplasm assets along with our research and development methods to create improved seeds and traits. As a result, we believe that we have one of the leading pipelines of proprietary crop traits, based on the number and nature of our traits as well as the two-species approach we employ to validate and successfully select gene-trait combinations.

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

Historically, we have funded our operations from the proceeds from issuances of convertible preferred stock, warrants, convertible notes, debt financing, payments from collaborators and government grants. We have experienced significant losses as we invested heavily in research and development, and those costs have exceeded revenues earned through collaboration agreements and government grants and were incurred prior to generating significant revenues through product sales. As of May 31, 2012, we had an accumulated deficit of $235.5 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that profitable operations will be achieved, or if achieved, can be sustained on a continued basis.

Initial Public Offering (IPO)

On February 27, 2012, the Company closed its IPO of 5,750,000 shares of common stock (including 750,000 shares purchased by the underwriters upon the exercise of their right to purchase up to an additional 750,000 shares) at an offering price of $13.00 per share, resulting in net proceeds to the Company of approximately $65.2 million, after deducting underwriting discounts, commissions and estimated offering expenses.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees using fair value methods which require the recognition of compensation expense for costs related to all stock-based payments. The fair value methods require the Company to estimate the fair value of stock-based payment awards on the date of grant. The Company uses an option pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period. The fair value of restricted stock granted to employees is based on the grant date value of the underlying stock. The Company accounts for stock options issued to non-employees based on the estimated fair value of the awards using the option pricing model. The measurement of stock-based compensation to non-employees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered.

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

On February 3, 2012, our plant breeding and field research stations located near College Station, Texas were damaged by a tornado. We believe the impact was limited to structural damage to the building that houses office space, a small laboratory used to evaluate biomass samples and work space, the small greenhouse and tractor sheds, and damage to some agricultural equipment. The cost to construct the damaged buildings was approximately $1.5 million. At February 29, 2012, we impaired $1.1 million in assets related to the damage and related expense to our Texas facility and at May 31, 2012, we had received insurance proceeds of $1.0 million for repairs costs. We believe the remainder of the cost to repair the damage will also be covered by insurance, subject to our deductible. We are continuing to assess the damage and related repair costs from this incident, and do not believe it will have a material effect on our operations.

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown (in thousands):

	Three months ended		Nine months ended
	May 31,		May 31,
	2012	2011	2012	2011
Revenues:
Product sales	$42	$88	$429	$97
Collaborative research and government grants	1,106	1,479	3,778	4,799

Total revenues	1,148	1,567	4,207	4,896

Cost and operating expenses:
Cost of product sales	627	610	1,876	1,940
Research and development	5,255	5,196	15,522	13,837
Selling, general and administrative	3,344	2,561	8,962	6,900

Total cost and operating expenses	9,226	8,367	26,360	22,677

Loss from operations	(8,078)	(6,800)	(22,153)	(17,781)
Interest expense	(341)	(117)	(559)	(365)
Interest income	3	(28)	9	6
Other income (expense)	—	(1,365)	(84)	(1,450)

Loss before income taxes	(8,416)	(8,310)	(22,787)	(19,590)
Income tax benefit (expense)	—	29	(1)	28

Net loss	$(8,416)	$(8,281)	$(22,788)	$(19,562)

Comparison of the Three Months Ended May 31, 2012 and 2011

Revenues

	Three months ended May 31,		Change
	2012	2011
	(In thousands)
Product sales	$42	$88	$(46)
Collaborative research and government grants	1,106	1,479	(373)

Total revenue	$1,148	$1,567	$(419)

Our total revenues were $1.2 million for the three months ended May 31, 2012 and $1.6 million for the three months ended May 31, 2011. Product sales were relatively flat at $0.1 million for the three month period ended May 31, 2012 compared to the same period in the prior year. The revenue decrease of $0.4 million was a result of decreased activity under our various grants and collaborations for the comparative period.

Cost and Operating Expenses

	Three months ended May 31,		Change
	2012	2011
	(In thousands)
Cost of product sales	$627	$610	$17
Research and development	5,255	5,196	59
Selling, general and administrative	3,344	2,561	783

Total cost and operating expenses	$9,226	$8,367	$859

Cost of Product Sales

Our cost of product sales were flat at $0.6 million for the three months ended May 31, 2012 compared to the three months ended May 31, 2011. Cost of product sales during this comparative period primarily relates to our U.S. operations.

Research and Development Expenses

Our research and development expenses increased by $0.1 million to $5.3 million in the three months ended May 31, 2012 compared to $5.2 million in three months ended May 31, 2011. Our costs of research and development were higher in Brazil during the three months ended May 31, 2012 by $0.8 million, along with increased costs of personnel and related expenses during this period of $0.5 million. These costs increases were offset by reduced expenses of $1.0 million related to our warrants issued in connection with our collaborations, and a $0.2 million reduction in U.S. costs related to consulting, travel, and external research and development expense.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $0.8 million to $3.3 million in the three months ended May 31, 2012 compared to the three months ended May 31, 2011. The increase is attributable to an increase in personnel expense of $0.2 million, legal fees of $0.3 million resulting from increased legal expense, other general administrative related expenses of $0.2 million, and a $0.1 million increase in expenses related to our Brazil operations.

Interest Expense, Interest Income and Other Income (Expense)

	Three months ended May 31,
	2012	2011	Change
	(In thousands)
Interest expense	$(341)	$(117)	$(224)
Interest income	3	(28)	31
Other income (expense)	—	(1,365)	1,365

Total	$(338)	$(1,510)	$1,172

Interest expense, interest income and other income (expense) decreased by $1.2 million in the three months ended May 31, 2012 compared to the three months ended May 31, 2011. The decrease was partially the result of the fair value changes associated with our warrants which upon completion of the IPO are no longer marked to market, and also due to the change in the price of our stock for the comparable periods.

Interest Expense

Interest expense increased by $0.2 million in the three months ended May 31, 2012 compared to the three months ended May 31, 2011. The increase was partially a result of higher debt balances during the three months ended May 31, 2012 than during the three months ended May 31, 2011 and additional interest charges were recorded in May 2012 for the loan discount related to the repayment of all debt owed to Silicon Valley Bank.

Other Income (Expense)

Other income (expense) decreased by $1.4 million in the three months ended May 31, 2012 compared to the three months ended May 31, 2011. The decrease was the result of the comparable fair value changes associated with our warrants which upon completion of the IPO are no longer marked to market, and also the change in the price of our stock for the comparable periods.

Comparison of the Nine Months Ended May 31, 2012 and 2011

Revenues

	Nine months ended May 31,
	2012	2011	Change
	(In thousands)
Product sales	$429	$97	$332
Collaborative research and government grants	3,778	4,799	(1,021)

Total revenue	$4,207	$4,896	$(689)

Our total revenues were $4.2 million for the nine months ended May 31, 2012 and $4.9 million for the nine months ended May 31, 2011. The decrease was primarily driven by a decrease in collaborative research and government grants of approximately $1.0 million as a result of decreased activity under our various grants and collaborations offset by an increase in product sales of approximately $0.3 million primarily as a result of initiating sales of sweet sorghum seeds in Brazil during the nine months ended May 31, 2012.

Cost and Operating Expenses

	Nine months ended May 31,
	2012	2011	Change
	(In thousands)
Cost of product sales	$1,876	$1,940	$(64)
Research and development	15,522	13,837	1,685
Selling, general and administrative	8,962	6,900	2,062

Total cost and operating expenses	$26,360	$22,677	$3,683

Cost of Product Sales

Our cost of product sales were flat at $1.9 million for the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011. Cost of sales increased in Brazil by $0.2 million as a result of our increased activities in Brazil, which were offset by a decrease in the cost of grower contracts and associated agricultural supplies of $0.2 million as we reduced our seed production and related costs of seed production for certain products targeting the U.S. biomass-to-bioenergy market.

Research and Development Expenses

Our research and development expense increased by $1.7 million for the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011. This increase is attributable to increased research and development expense in Brazil of $2.3 million for additional personnel and costs associated with our Brazil sorghum breeding operations, $0.7 million for other personnel and related expense, and $0.1 million of net cost associated with the tornado damage to our plant breeding and field research station near College Station, Texas that occurred in February 2012. These costs increases were offset by reduced expenses related to our warrants issued in connection with our collaborations of $1.0 million, and reduced costs in consulting and external research and development of $0.4 million.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $2.1 million to $9.0 million in the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011. The increase is attributable to an increase in legal and accounting fees of $1.0 million; increased personnel expenses of $0.7 million, an increase of administrative related expenses of $0.3 million, and a $0.1 million increase in administrative costs related to our activities in Brazil.

Interest Expense, Interest Income and Other Income (Expense)

	Nine months ended May 31,
	2012	2011	Change
	(In thousands)
Interest expense	$(599)	$(365)	$(234)
Interest income	9	6	3
Other income (expense)	(84)	(1,450)	1,366

Total	$(674)	$(1,809)	$1,135

Interest expense, interest income and other income (expense) decreased by $1.1 million in the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011. The decrease was primarily the result of the fair value changes associated with our warrants which upon completion of the IPO are no longer marked to market, and also partially to the change in the price of our stock for the comparable periods.

Interest Expense

Interest expense increased by $0.2 million in the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011. The increase was partially a result of higher debt balances during the nine months ended May 31, 2012 than during the nine months ended May 31, 2011 and additional interest charges were recorded in May 2012 for the loan discount related to the repayment of all debt owed to Silicon Valley Bank.

Other Income (Expense)

Other income (expense) decreased by $1.4 million in the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011. The decrease was the result of the comparable fair value changes associated with our warrants and Convertible Notes which upon completion of the IPO are no longer marked to market, and also the change in the price of our stock for the comparable periods.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses, and, as of May 31, 2012, we had an accumulated deficit of $235.5 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that profitable operations will be achieved, or if achieved, can be sustained on a continued basis.

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

Initial Public Offering (IPO)

On February 27, 2012, we completed our IPO of 5,750,000 shares of our common stock (including 750,000 shares purchased by the underwriters upon the exercise of their right to purchase up to an additional 750,000 shares) at a price to the public of $13.00 per share. We received approximately $65.2 million of proceeds from the offering, after deducting underwriting discounts and commissions and estimated offering expenses.

Cash Flows

	Nine months ended May 31,
	2012	2011
	(In thousands)
Net cash provided by (used in)
Operating activities	$(18,415)	$(13,437)
Investing activities	$3,166	$(274)
Finance activities	$61,178	$(1,627)

Net cash outflows of $18.4 million from operating activities during the nine months ended May 31, 2012 primarily resulted from our net loss of $22.8 million, which included non-cash items, including $1.6 million in depreciation expense, $1.3 million in stock-based compensation expense, $0.1 million for impaired assets, and $0.1 million in fair value of warrants and convertible notes.

Net cash outflows of $13.4 million from operating activities during the nine months ended May 31, 2011 primarily resulted from our net loss of $19.6 million, which included non-cash items, including $1.6 million in depreciation expense and $1.8 million in stock-based compensation expense.

Net cash provided by investing activities was $3.2 million during the nine months ended May 31, 2012 which included $3.0 provided by the release of restricted cash and $1.0 million provided by insurance proceeds related to the tornado damage to our Texas facility offset by $0.8 million used to purchase property and equipment. Net cash used in investing activities was $0.3 million during the nine months ended May 31, 2011 due to purchases of property and equipment.

Net cash provided by financing activities of $61.2 million during the nine months ended May 31, 2012 was due to net IPO proceeds of $65.2 and $2.5 million of borrowings under our Loan Agreement with Silicon Valley Bank, offset by net principal repayments of approximately $6.9 million, which represented all amounts due and owing under the Loan Agreement.

Net cash used in financing activities of $1.6 million during the nine months ended May 31, 2011 was primarily due to loan repayments.

Contractual Obligations

The following is a summary of our contractual obligations as of May 31, 2012:

						Year Ended August 31, 2016 and Beyond

		Year Ended August 31,
	Total	2012	2013	2014	2015
Contractual Obligations	(In thousands)
Operating Lease Obligations	$1,446	$176	$696	$443	$25	$106
Interest Payments Relating to Long-Term Debt	25	4	12	7	2	—
Research Collaboration Agreements	11,144	694	2,366	2,082	2,617	3,385
Long-Term Debt	255	7	91	87	70	—

Total	$12,870	$881	$3,165	$2,619	$2,714	$3,491

Off-Balance Sheet Arrangements

As of May 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Seasonality

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the years ended August 31, 2011 and for the nine months ended May 31, 2012 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in Brazil will typically be higher in our first and second fiscal quarters, due to the timing of the planting decisions made by our customers. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended May 31, 2011 and 2012, respectively. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk .

We are exposed to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are also exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States and Brazil. As of August 31, 2011 and May 31, 2012, we had only cash, cash equivalents and restricted cash, and therefore we were not exposed to changes in equity or debt prices. Our current investment strategy is to invest in financial instruments that are highly liquid, readily convertible into cash and which mature within three months from the date of purchase. To date, we have not used derivative financial instruments to manage any of our market risks or entered into transactions using derivative financial instruments for trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of May 31, 2012. Actual changes may prove to be greater or less than those hypothesized.

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

Interest Rate Risk

Our previous exposure to market risk for changes in interest rates had primarily related to our equipment loans with Silicon Valley Bank, which were variable-rate debt obligations. At May 31, 2012, we had paid off all amounts due and owing under the equipment loans and had limited interest rate risk.

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

Through May 31, 2012, our operations in Brazil have not been significant and therefore fluctuations in the Brazil Real have had a minimal impact on our results of operations. As our international operations in Brazil grow, the risks associated with fluctuations in the Brazil Real will become greater, and we will continue to reassess our approach to managing this risk.

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

Recent Accounting Pronouncements

The information contained in Note 2 to the Unaudited Condensed Consolidated Financial Statements under the heading recent accounting pronouncements is hereby incorporated by reference into this Part I, Item 3.

Item 4.	Controls and Procedures .

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

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2012.

(b) Changes in Internal Control

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the fiscal years ended December 31, 2003, 2005 and 2006, we have incurred net losses each fiscal year since our inception. As of May 31, 2012, we had an accumulated deficit of $235.5 million. We expect to incur additional losses for at least the next several years as we continue to invest in our research and development programs, to develop new products and to move forward with our commercialization activities. The extent of our future net losses will depend, in part, on our product sales growth and revenue from collaborations and government grants, and on the level of our operating expenses. To date, substantially all of our revenue has been derived from collaboration agreements and government grants, and we have had very limited revenue from seed sales. Over the next several years, we expect our revenue will shift from being derived primarily from collaborations and government grants to product sales. Our ability to generate future revenue will depend upon our ability to meet our obligations under our collaborations and government grants, to enter into new collaborations or out-licensing agreements and to successfully commercialize our products. The market for seeds for dedicated energy crops is relatively new and still developing and our success in generating revenue from product sales depends in the near term in large part on the success of our sweet sorghum products in Brazil and in the future on the adoption of other dedicated energy crops as a biomass feedstock. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our products are in the early stages of commercialization.

Our existing products are in the early stages of commercialization and our efforts to commercialize our products may not be successful. Our product sales for the years ended August 31, 2011 and the nine months ended May 31, 2012 were minimal and were derived mainly from sales to third parties that were field testing our products. We began selling seeds in the Brazilian market in November 2011.

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

Our business strategy going forward heavily relies on our ability to introduce crops with genetically engineered, or biotech, traits. The development of biotech traits in commercial crops is a multi-year process. Following transformation, when the optimized gene is inserted in a target crop, the resulting plants are evaluated in the greenhouse for one to two years, and then in the field to confirm results for two to four years. Following field trials, specific gene-trait combinations are selected and typically submitted for regulatory approval, or deregulation, a process that has historically taken one to three years in the United States and Brazil. Assuming these averages, we believe that we could introduce our first biotech trait or traits to the market in 2016 at the earliest. By contrast, our existing sweet sorghum, switchgrass and high biomass sorghum products have all been created through the use of conventional breeding. As a result, even if these products are successfully sold and adopted by customers, they do not necessarily demonstrate our ability to successfully develop, market and sell biotechnology products. If we are not able to bring our existing products or new products with significant commercial potential to market in a timely manner, we will not be successful in building a sustainable or profitable business.

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

Our largest immediate commercial opportunity is the Brazilian ethanol market, where we only recently completed a second season of commercial-scale production of our sweet sorghum products in Brazil.

We concluded our second commercial-scale plantings of sweet sorghum in Brazil during the 2011-2012 growing season. To the extent that the results of these plantings wholly or in part do not meet our collaborators’ expectations, we may experience a significant delay in commercializing our sweet sorghum products in Brazil. For instance, the 2011/2012 sweet sorghum crop generally suffered from reduced yields due wholly or in part to weather, soil conditions, harvest timing, failure to follow our crop management recommendations or other causes. These results could create the perception that the overall season was a failure. This could in turn discourage other mill owners from trying our sweet sorghum products. The future success of our “drop-in” sweet sorghum products in Brazil will depend on mill owners’ ability or willingness to devote proper resources, including land, to our products and the timing of planting and harvesting of our sweet sorghum products. The decision to devote land and resources to a particular crop is dependent on many factors, some of which are outside of our control. To the extent that our sweet sorghum field trials do not result in expected yields or are not replicable on a larger scale, we may have difficulty convincing sugarcane-to-ethanol mill owners to field test our products or purchase our sweet sorghum products.

The pricing for our products, including our sweet sorghum products for the Brazilian market, may be negatively affected.

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

For example, South-Central Brazil experienced a significant drought during the 2011-2012 growing season. As a result, agricultural production in the region was adversely affected to varying degrees. This included the 2011/2012 sweet sorghum crop, which generally suffered from reduced yields and increased variability in crop performance, which may adversely affect the demand for our seeds for the 2012/2013 growing season.

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

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the year ended August 31, 2011 and the nine months ended May 31, 2012 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that sales of our seeds in Brazil will typically be higher in our first and second fiscal quarters, due to the timing of the planting decisions made by our customers. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible that we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

A decline in the price of petroleum-based products may reduce the demand for many of our products and adversely affect our business.

We believe that some of the projected demand for renewable alternatives to fossil fuels is a result of the recent increase and volatility of oil prices that has occurred over the past few years. Oil and petroleum prices are currently at or near historically high levels. We anticipate that most of our product sales will be driven by the demand for alternatives to petroleum-based products. If the price of oil falls, and periods of lower oil prices are sustained, demand for biofuels or other bio-based products could also decline. Declining oil prices, or forecasts of a future decline in oil prices, may adversely affect the prices for renewable energy products and the prices we can obtain from our potential customers or cause potential customers to not buy our products, which could materially and adversely affect our operating results. We believe that our market opportunity to sell sweet sorghum seeds in Brazil is based, at least in part, on the recent shortages Brazil has encountered in producing sufficient quantities of sugarcane-based ethanol to satisfy local demand. We cannot predict whether these shortages will be sustained or whether the Brazilian market will experience periods of ethanol shortages in the future.

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

Once a mill begins to crush sugarcane or other feedstock, it generally seeks a continuous supply of the feedstock to run its mill without interruption until the feedstock is depleted. Our sweet sorghum is intended to be used as a season-extending crop. Should the sugarcane harvest season be delayed due to weather or other factors, a mill may choose to delay the harvest of sweet sorghum to avoid the downtime caused by a supply gap between a season-extending crop like sweet sorghum and sugarcane. Since our sweet sorghum grows quickly and maintains its peak sugars for one to two weeks, depending on growing conditions, delays in harvesting beyond this time period may result in lower sugar volumes per acre as well as other potential production issues as mature plants begin to decline and may lodge. Such issues could impact growers’ perception of the quality or usefulness of our products and, as a result, their willingness to purchase these products from us in the future.

Our product development efforts use complex integrated technology platforms and require substantial time and resources to develop and our efforts may not be successful or the rate of product improvement may be slower than expected.

The development of successful agricultural products using complex technology discovery platforms such as ours requires significant levels of investment in research and development, including field testing, to demonstrate their effectiveness and can take several years or more. For the fiscal year ended August 31, 2011 and the nine months ended May 31, 2012, we spent $19.0 million and $15.5 million, respectively, on research and development. We intend to continue to spend significant amounts on research and development in the future to continue to improve the performance of our products. Our substantial investment in research and development may not result in significant product revenues, particularly over the next several years. To date, companies have developed and commercialized relatively few dedicated energy crops, and no genetically engineered dedicated energy crops.

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

We have access to comprehensive collections of germplasm for sweet sorghum, high biomass sorghum, switchgrass and miscanthus through strategic collaborations with leading institutions. Germplasm comprises collections of genetic resources covering the diversity of a crop, the attributes of which are inherited from generation to generation. Germplasm is a key strategic asset since it forms the basis of plant breeding programs. To the extent that we lose access to these germplasm collections because of the termination or breach of our collaboration agreements, our product development capabilities would be severely limited. In addition, loss of or damage to these germplasm collections would significantly impair our research and development activities. Although we restrict access to our germplasm at our research facilities to protect this valuable resource, we cannot guarantee that our efforts to protect our germplasm collection will be successful. The destruction or theft of a significant portion of our germplasm collection would adversely affect our business and results of operations.

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

We produce commercial seed either on leased land managed by us or with contract seed producers. Our current production sites are located in the United States and Puerto Rico as well as Bolivia and Brazil. In order to meet increased demand for our seeds, we will need to enter into additional land leases or arrangements with contract seed producers. If we need to engage contract seed producers, we may not be able to identify suitable producers in a specific region and if we do, we do not know whether they will have available capacity when we need their production services, that they will be willing to dedicate a portion of their production capacity to our products or that we will be able to enter into an agreement with them on acceptable terms. If any contract seed producer that we engage fails to perform its obligations as expected or breaches or terminates their agreements with us, or if we are unable to secure the services of such third parties when and as needed, we may lose opportunities to generate revenue from product sales.

We are at the beginning stages of developing our Blade brand and we have limited experience in marketing and selling our products and will need to expand our sales and marketing infrastructure.

We are in the beginning phases of building brand awareness for our dedicated energy crops. To date, we have had limited experience selling our products. We currently have limited resources to market and sell our products on a commercial-scale across various geographic regions. As of May 31, 2012, our sales and marketing and business development departments together had eight full-time employees. Developing our sales and marketing infrastructure and gaining the necessary expertise will require that we hire additional sales and marketing personnel, which could take longer than we expect and may require significant resources. We may be unable to grow our sales and marketing or business development infrastructure to adequately cover the geographic regions where we see the most opportunity, which could slow the adoption of our products and the growth of product revenue.

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

Ethical, legal, environmental and social concerns about biotechnology products could limit or prevent the use of our products and technologies, which could negatively affect our ability to generate revenue.

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

Our headquarters and certain research and development operations are located at a single facility in Thousand Oaks, California. Our main breeding stations are located near College Station, Texas, and in Brazil near Centralina in the state of Minas Gerais, with additional breeding and agronomy trials situated in select locations across the world, including the Americas, Europe and Asia. Our seed production takes place primarily in the United States and Puerto Rico, as well as Bolivia and Brazil. Warehousing for seed storage is located primarily in Texas and the state of São Paulo, Brazil. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of critical research results and computer data. However, a natural disaster, such as a hurricane, fire, flood, tornado or earthquake, could cause substantial delays in our operations, damage or destroy our equipment, inventory or development projects, and cause us to incur additional expenses. For example, on February 3, 2012, one of our plant breeding and field research stations located near College Station, Texas, was damaged by a tornado. The cost to construct the damaged buildings was approximately $1.5 million and at May 31, 2012, we had received insurance proceeds of $1.0 million for repair costs. We believe the remainder of the cost to repair the damage will also be covered by insurance, subject to our deductible. However, the insurance we maintain against natural disasters may not be adequate to cover our losses in any future case.

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

The trading price of our common stock could decline as a result of sales of a large number of shares of our common stock in the public market. The perception that these sales could occur may also depress the trading price of our common stock. As of May 31, 2012, we had 24,453,250 shares of common stock outstanding. Of these shares, a substantial majority are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers until at least August 19, 2012, which is 180 days after the effective date of our initial public offering, subject to certain extensions and waivers.

Beginning on such date, holders owning an aggregate of 17,729,243 shares of common stock will be entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144.

In addition, as of May 31, 2012, there were 4,841,014 shares of common stock issuable upon the exercise of outstanding options and warrants that will become eligible for sale in the public market to the extent permitted by applicable vesting requirements, the lock-up agreements discussed above and Rules 144 (including applicable holding periods) and 701 of the Securities Act.

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

We recently became a public company. Although we are an emerging growth company as defined under the JOBS Act, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the Nasdaq Stock Market. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives and our legal and accounting compliance costs will increase.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In connection with the preparation of our interim condensed consolidated financial statements as of and for the three and six months ended February 29, 2012, we identified a material weakness in our internal controls over financial reporting related to a non-cash item, namely the valuation of our liability classified warrants upon the closing of our IPO. A material weakness is defined as a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. We are in the process of taking the necessary steps to remediate the material weakness that we identified and have made enhancements to our control procedures; however, the material weakness will not be remediated until the necessary controls have been implemented and are operating effectively. We cannot assure that there will not be additional material weaknesses and significant deficiencies that we or our independent registered public accounting firm will identify. Our compliance with Section 404 will require that we incur substantial accounting expense and management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

For so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. To date, we have never conducted a review of our internal controls for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements related to our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years from the date of the completion of our IPO, or until the earlier of (1) the last day of the fiscal year in which our total annual gross revenues exceed $1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day our most recently completed second fiscal quarter or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices that we make to reduce our disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Under this provision, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Based on the number of shares outstanding as of May 31, 2012, our officers, directors and existing stockholders who hold at least 5% of our stock together beneficially own approximately 64.8% of our outstanding common stock. If these officers, directors and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

On February 27, 2012, we completed our initial public offering. We sold 5,750,000 shares of common stock at a price to the public of $13.00 per share, which included the underwriters’ exercise in full of their option to purchase 750,000 additional shares. This offer and sale of our common stock in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-174405), which was declared effective by the SEC on February 21, 2012. The underwriters of our initial public offering were Goldman Sachs and Co., Barclays Capital, Piper Jaffray, Raymond James and Simmons and Company International. We raised approximately $65.2 million in net proceeds after deducting underwriting discounts and commissions of $5.2 million and other offering costs of $4.9 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus dated February 21, 2012 and filed with the SEC.

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
Paul Kuc
Chief Financial Officer
(Principal Financial Officer)

Date: July 12, 2012

EXHIBIT INDEX

Number	Description

†10.1	Amendment IV to the Schedule I to the Collaboration Agreement between the Institute of Biological, Environmental, and Rural Sciences of Aberystwyth University in Wales, U.K. and Ceres, Inc., dated April 1, 2007.

10.2	Amendment III to the Collaboration Agreement between Institute of Crop Sciences of the Chinese Academy of Agricultural Sciences and Ceres, Inc., dated November 15, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

[1]32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

#101	Financial statements from the Quarterly Report on Form 10-Q of Ceres, Inc. for the quarterly period ended May 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

[1]	This certification is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.
#	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.