Form 10-K
period 2012-08-31
Ceres, Inc.
filed 2012-11-20
CIK 767884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35421

Ceres, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0727287
(State of incorporation)	(I.R.S. Employer Identification No.)

1535 Rancho Conejo Boulevard Thousand Oaks, CA	91320
(Address of principal executive offices)	(Zip code)

Telephone: (805) 376-6500

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, Ceres, Inc. qualifies as an “emerging growth company,” as defined under the JOBS Act.

As of February 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $208,030,775 (based on the last reported trading price of the Common Stock of $13.96 per share on that date, as reported on the Nasdaq Global Market).

As of November 7, 2012, there were 24,803,986 shares of Common Stock outstanding.

i

FORWARD-LOOKING STATEMENTS

Certain statements that we make from time to time, including statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our efforts to develop and commercialize our products, our short-term and long-term business strategies, market and industry expectations and future results of operations and financial position, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “potential”, “continue” or other similar words.

We based these forward-looking statements largely on our current expectations and projections about future events or trends that we believe may affect our business and financial performance. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to materially differ from any future results, performance or achievements expressed or implied by these forward-looking statements. We have described in item 1A, under the heading entitled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K the material risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify, you should not rely on these forward-looking statements as guarantees of future results, performance or achievements.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We undertake no obligation to update publicly, except to the extent required by law, any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission, or the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Unless otherwise indicated in this Annual Report on Form 10-K, “Ceres”, “our company”, “the Company”, “we”, “us” and “our” refer to Ceres, Inc. and our subsidiary, Ceres Sementes do Brasil Ltda.

Our logos, “Ceres®”, “The Energy Crop Company®”, “Blade Energy Crops®”, “Blade®” and “Skyscraper®” and other trademarks or service marks of Ceres, Inc. appearing in this Annual Report on Form 10-K are the property of Ceres, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply relationships with, or endorsement or sponsorship of us by, these other companies.

This Annual Report on Form 10-K contains references to acres, hectares, gallons, liters, wet metric tons, dry tons and kilograms. In the United States, blendstock fuels are typically measured and sold in gallons. In other parts of the world, the standard unit is liters. The following table sets forth the conversion factor between metrics.

1 Hectare	=	2.471 Acres
1 Gallon	=	3.785 Liters
1 Wet Metric Ton	=	1,000 Kilograms	(Measurement commonly used to measure feedstock yields)
1 Dry Ton	=	907 Kilograms	(Measurement commonly used to measure dry biomass for cellulosic biofuels and biopower)
1 Brazilian Real	=	0.4910 US Dollars	(As of November 7, 2012)
1 British Pound	=	1.5983 US Dollars	(As of November 7, 2012)

ii

PART I

Item 1.	Business

Our Company

We are an agricultural biotechnology company selling seeds to produce dedicated energy crops – renewable bioenergy feedstocks that can enable the large-scale replacement of petroleum and other fossil fuels. We use a combination of advanced plant breeding and biotechnology to develop seed products that we believe address the limitations of first-generation bioenergy feedstocks, such as corn and sugarcane, increase crop productivity, reduce crop inputs and improve cultivation on marginal land.

Our first large-scale commercial products are proprietary sweet sorghum hybrids that can be used as a “drop-in” feedstock to extend the operating season of Brazilian sugarcane-to-ethanol mills, the operating days of which are currently limited due to the inherent limitations of sugarcane physiology and growth patterns. Our dedicated energy crops can also be used for the production of second-generation biofuels and bio-based chemicals, including cellulosic ethanol, butanol, jet fuel, diesel-like molecules and gasoline-like molecules, from non-food biomass. Finally, baseload utility-scale electric power can also be generated from the biomass feedstocks grown from our seeds.

The seed industry has historically required very little capital to produce, condition and package seeds, and seeds have typically been priced based on a share of the value they create and thus have generated high gross margins. As a producer of proprietary seeds, we believe we are in one of the most attractive segments of the bioenergy value chain — upstream from the capital-intensive refining and conversion of biomass. Therefore, we believe our success is tied to adoption of our products rather than the relative profitability of downstream participants. Our upstream position in the value chain also allows us to be largely independent of the success of any particular conversion technology or end use.

We develop low input dedicated energy crops capable of producing high yields per acre using innovative plant breeding and trait biotechnology. By developing these types of crops, we enable the scalable, sustainable and economic production of bioenergy. Our proprietary collection of energy crop parent lines, known as germplasm, in combination with our pipeline of biotechnology traits allows us to develop bioenergy feedstocks to meet the needs of ethanol mills, biorefineries and growers of energy crops, all while using less water and less fertilizer than row crops like corn or soybean, even if grown on marginal land. We believe that the strength of our technology has been validated by our receipt of multiple competitive grants and collaborations, including a United States Agency for International Development, or USAID, grant and one of the U.S. Department of Energy’s first Advanced Research Project Agency for Energy, or ARPA-E, grants in 2009, as well as a $137 million multi-year collaboration with Monsanto Company signed in 2002. We also have significant intellectual property rights to our technology platforms, traits and seed products.

We market and sell our sweet sorghum seeds in Brazil and our switchgrass, high biomass sorghum and sweet sorghum seeds in the United States under our brand, Blade Energy Crops, or Blade. Our largest immediate commercial opportunity is the Brazilian ethanol market, which currently uses sugarcane as its predominant feedstock. Due to the inherent limitations of sugarcane physiology and growth patterns, Brazilian mill operators typically obtain sugarcane that makes mill operation economically feasible approximately 200 days per year, based on a report issued by the Brazilian Ministry of Agriculture’s crop forecasting agency, Companhia Nacional de Abastecimento (Conab), dated May 2012. The current crush capacity will need to increase to meet expected domestic demand. The Brazilian government’s energy research institute, Empresa de Pesquisa Energética, projects that ethanol demand will more than double to 73.3 billion liters per year by 2020, from 28.2 billion liters in 2011.

In the 2010-2011 growing season, in collaboration with several mills, we completed a commercial-scale trial on approximately 250 hectares of our sweet sorghum, which was planted and harvested using existing planting and harvesting equipment, fermented into ethanol without retrofitting or altering the existing mill and the remaining biomass combusted for electricity production, using existing boilers in the last growing season. During the following season, we completed our first sales of sweet sorghum, which amounted to greater than 3,000 hectares to more than a dozen mills, including multi-mill conglomerates, which are responsible for approximately 20% of the sugarcane crushed in Brazil, which we derive from the annual sugar and ethanol guide, Anuario Da Cana 2012. Proof of concept was again confirmed, and at a greater scale, although yields were less than optimal due to severe drought conditions that affected agricultural crops in the region, including sugarcane and sweet sorghum. We believe these experiences demonstrate the “drop-in” nature of our sweet sorghum products, and along with higher yielding products in our pipeline, seed-based propagation, shorter growing cycles and lower water and fertilizer requirements of sweet sorghum relative to sugarcane, will serve as the basis for expanded adoption of this product line as a feedstock for ethanol and power production in Brazil and other markets. For the upcoming 2012-2013 season, we have introduced six new hybrids that have significantly outperformed our first generation commercial products in multiple field evaluations. Based on our trial results to date and pipeline of products under development, we believe the adoption of our sweet sorghum hybrids could extend a mill’s operations by approximately 60 days. Seed sales and deliveries are ongoing and are expected to be completed by mid-December. While we have increased the number of mills planting our hybrids over the previous season, based on current sales trends, we believe that we will sell or provide trial seed to plant thousands of hectares, which is lower than we originally anticipated. This is due in part to the effects of the drought last season and the focus among our customer base on the field performance of our new hybrids, which can be determined at a smaller scale. We believe that the industrial processing of our products has been validated during the past two seasons.

We also work with refining technology companies in the emerging cellulosic biofuels and bio-based chemicals markets. We believe that dedicated energy crops will enable both individual renewable energy projects and the industry as a whole to reach greater scale and sustainability, at lower costs, than other potential sources of biomass because of their yields, hardiness and relatively low input requirements. We believe our dedicated energy crop portfolio is compatible with a number of developing cellulosic biofuel conversion technologies and we have worked with companies focusing on petroleum-refining technologies such as UOP LLC (a Honeywell Company), as well as chemical companies, such as Europe-based Gruppo Mossi & Ghisolfi, or Gruppo M&G, to test our energy crops in their respective production processes. We have also conducted joint trials with, or sold seed to AGCO Corporation, EdeniQ, Inc., Hawai’i BioEnergy, LLC and Sweetwater Energy Inc., among others.

Our dedicated energy crops also can be used to generate electricity in existing solid-fuel power facilities, such as coal-fired generating plants. We believe we will see a material increase in demand for biopower in the event that additional renewable energy legislation is passed in the United States, Europe or other regions that requires a higher percentage of generation from low-carbon sources or provides equal production incentives for the co-firing of biomass with coal, as are currently available for wind and solar power. Based on feedback from customers, partners and industry participants, we believe that our products can be used by existing growers, pellet mills and utilities, and can be cost competitive with existing biopower feedstocks, such as wood pellets.

Finally, due to the nature of biotechnology, we believe other crops can benefit from many of the traits we are developing for dedicated energy crops, such as traits that improve water use efficiency and salt tolerance. By combining genes into a series of stacks, we believe, and our initial results indicate, that we can achieve step-change improvements to the productivity of many row crops, including corn, soybean, rice and wheat. We have also generated many biotech traits specifically for cereal crops, such as rice, that increase grain yields and provide greater yield stability across different environments. Evaluations of these and other traits are now underway in India. Subject to regulatory approval, field evaluations of the first commercial rice hybrids with these traits could begin as early as mid-2013.

Market Opportunity

The world continues to seek economically and environmentally sound alternatives to fossil fuel-based transportation fuels, chemicals and power. We believe bioenergy is one of the few viable replacements for fossil fuels, particularly petroleum. Unlike other renewable technologies, biofuels are intended to utilize existing vehicles and transportation fuel infrastructure. Similarly, biopower, unlike wind and solar power, can provide baseload and dispatchable generation of renewable electricity. Despite the potential of biofuels, first-generation biofuel feedstocks have demonstrated their limitations in terms of scale, perceived competition with food production, net energy balance and dependence on government subsidies. Similarly, current sources of biomass, such as forestry residues and agricultural wastes, are limited in scale and are not optimized for use in bioenergy. They are also by-products derived from other processes and therefore subject to supply disruptions. Our dedicated energy crops provide an attractive combination of high yield density, high net energy balances, low input requirements, the ability to grow on marginal land and, as a dedicated source of feedstock, the potential to be tailored for specific production and refining processes. As a result, we believe that dedicated energy crops will become a critical component for the growth of the biofuel, bio-based chemicals and biopower markets.

Biofuels and Bio-Based Chemicals

Modern lifestyles and economies are highly reliant on petroleum and its by-products across a wide variety of industries, including light-duty transportation, aviation, diesel, shipping, lubricants, polymers and resins. According to the Energy Outlook Report published in September 2012 by the U.S. Energy Information Administration, or EIA, global oil production averaged 88.8 million barrels per day in the second quarter of 2012. The transportation fuel component of petroleum is valued at over $2 trillion per year, according to EIA. The vast majority of bio-based replacements for petroleum and petroleum-based chemicals are currently produced by fermentation of starch sources and free or soluble sugars primarily derived from corn and sugarcane, respectively. Commonly referred to as first-generation biofuels and bio-based chemicals, the production and conversion processes for these feedstocks are well-established. However, as the world looks to increase its consumption of biofuels and their derivatives, these first-generation feedstocks face challenges to meet increased demand.

In Brazil, which has been importing corn ethanol to meet its domestic demand, we believe that mill operators will seek alternatives that will allow them to increase production utilization of their existing mills beyond the average 200 days per year schedule in order to maximize their market opportunity. On a global basis, we expect petroleum consumption will be further supplemented by products made from the conversion of non-food biomass into biofuels and bio-based chemicals. Today, there are more than 50 companies, including large multinational companies, such as BP p.l.c., Royal Dutch Shell plc and Total S.A., and independent companies, such as KiOR, Inc. and Coskata, Inc., focused on improving or interested in licensing and commercializing non-food biomass conversion technologies. The first commercial-scale facility, constructed by KiOR, Inc., began operations in November 2012 in Mississippi. A similar sized facility, built and operated by Chemtex International, Inc., is expected to begin operations by the end of 2012 in Italy. According to a 2011 report published by International Energy Agency, or IEA, biofuel production could reach approximately 112 billion gallons per year by 2030, up from 26 billion gallons in 2010. To meet these targets, the IEA believes feedstock production would need to increase to 150 million acres in 2030, up from 75 million acres in 2010. We believe quadrupling the volume of biofuels while only doubling the feedstock production acres will require higher yielding second-generation feedstocks. Moreover, in the United States, the U.S. Department of Energy, or the DOE, projects that biomass energy crops will represent the largest potential source of biomass feedstock in its August 2011 report titled, U.S. Billion-Ton Update: Biomass Supply for a Bioenergy and Bioproducts Industry. The DOE projects that acreage of perennial energy grasses and annual energy crops could reach from 35 to 46 million acres in 2022, depending on productivity gains.

Biopower

Globally, 7.7 trillion kilowatthours of electricity were generated from coal in 2008, or 40% of total global power generation, according to the EIA, which we estimate required 3.8 billion tons of coal. By comparison, approximately 270 billion kilowatthours of electricity were generated from biomass and wastes in 2009 which we estimate required 230 million dry tons of biomass. The conversion of biomass to power has traditionally been fueled by bio-based waste products and residues from the paper and timber industries. As is the case for biofuels, we believe this practice has limited the size, location, efficiency and scale of biomass power generation because power producers cannot reliably secure long-term supplies of consistent quality feedstock. We believe we will see a material increase in demand for biopower in the event that additional renewable energy legislation is passed in the United States, Europe or other regions that requires a higher percentage of generation from low-carbon sources, or that incentivizes the combustion of biomass.

Food and Feed Crops

According to a March 2012 report published by the International Service for the Acquisition of Agri-Biotech Applications, or ISAAA, approximately 395 million acres of biotechnology crops were planted globally in 2011. The global market value of biotechnology crop seeds was $13 billion, as reported in the same report by ISAAA. In the United States, we estimate, based on the price differential between conventional seed varieties and similar varieties with a trait, that retail premiums for traits and stacked trait combinations in row crops range from approximately $10 to $50 per acre, depending on crop and geography. As people in many countries become more affluent, they tend to consume more of their dietary protein in the form of meat and dairy products, driving the demand for animal feed grains higher. Therefore, greater production of food, feed, fiber and fuel will require higher crop productivity levels among all crops over time. In order to continue the productivity gains made in many crops over the past 75 years, and to do so in a more sustainable manner, we believe that advanced breeding methods, and biotech traits, in particular, will be required to produce higher performance crops that make more productive use of cultivated land, as well as to develop more robust, stress-tolerant crops that can grow under more difficult conditions and on marginal land. Our belief is consistent with historical yield improvements achieved via plant breeding and the adoption of agricultural biotechnology.

Our Solutions

We believe that nearly all bioenergy and bio-based chemical applications will ultimately depend on high yielding, low-cost, low-carbon, scalable, reliable and sustainable sources of feedstock. We believe that our dedicated energy crops and traits have the potential to become the common denominator in a broad array of bio-based products, including ethanol, butanol, jet fuel, diesel-like molecules and gasoline-like molecules, as well as electric power and heat, and can enable the development of larger-scale processing facilities given the high yield density and conversion efficiency of dedicated energy crops. Specifically, our dedicated energy crops have the following characteristics, which we believe will make them a critical component in the large-scale production of these bio-based products:

“Drop-in” Products

In Brazil, there is a well-established biofuel industry. Our products are “drop-in” solutions because they can be planted, harvested and processed using existing agricultural equipment with little or no modification and are being developed to be “drop-in” for all conversion technologies using sugarcane or biomass feedstocks, facilitating their rapid adoption. In the 2010-2011 planting season, in collaboration with several mills, we completed a commercial-scale trial on approximately 250 hectares of our sweet sorghum, which was planted and harvested using existing planting and harvesting equipment, fermented into ethanol without retrofitting or altering the existing mill and the remaining biomass combusted for electricity production, using existing boilers in the last growing season. During the following season, we completed our first sales of sweet sorghum, which amounted to greater than 3,000 hectares to more than a dozen mills, including multi-mill conglomerates. Proof of concept was again confirmed, and at a greater scale, although yields were less than optimal due to severe drought conditions that affected agricultural crops in the region, including sugarcane and sweet sorghum. For the upcoming 2012-2013 season, we have introduced six new hybrids that have significantly outperformed our first generation commercial products in multiple field evaluations. Seed sales and deliveries are ongoing and are expected to be completed by mid-December.

In other countries, there are a wide range of cellulosic to biofuel conversion technologies currently being developed; however none have any appreciable market share at this time. To explore this opportunity, we have conducted smaller trials using our other energy crops with numerous industry participants involved in cellulosic or advanced biofuels and biopower production. For example, our products have been tested in the respective conversion processes of Amyris, Inc., Gruppo M&G., EdeniQ, Inc., ICM, Inc., Novozymes North America, Inc., ThermoChem Recovery International, Inc. and UOP, LLC (a Honeywell company), among others. These tests have confirmed that biomass from our energy grasses can be converted and processed into various fuels or bio-based products, and have provided data we have used to further enhance our energy crops for use with these conversion technologies. For similar purposes, DuPont Cellulosic Ethanol (formerly DuPont Danisco Cellulosic Ethanol LLC) also plans to validate our products in its conversion process as part of a publicly announced project with the University of Tennessee.

High Yield Density

Our dedicated energy crops are developed to produce high biomass or sugar yields per acre. For cellulosic biofuels, bio-based chemicals and biopower, energy grasses can yield significantly more dry tons per acre per year compared to agricultural residues and woody biomass. This maximizes the productivity of available land and shortens the collection radius for a conversion facility of a particular size. As harvest and transportation costs can be a significant element in the total cost of biomass, we believe our high yield density crops will facilitate the construction of larger processing facilities because more biomass could be collected from a defined area of land around the facility. In turn, these larger facilities will benefit from economies of scale, resulting in lower production and capital cost per gallon produced.

Dedicated to Bioenergy and Bio-based Chemicals

Unlike many other bioenergy feedstocks, our dedicated energy crops are currently not intended for other uses and are typically grown exclusively to be harvested as part of the bioenergy and bio-chemical value chain, creating a stable supply that will appeal to owners of conversion technologies who have invested significant capital in their infrastructure and therefore require reliable and cost-effective feedstocks. Additionally, we are working to tailor our products to improve the efficiency and reduce the cost of certain conversion technologies. For example, we are developing a trait that reduces enzyme requirements to convert biomass into certain bio-based products. As high enzyme costs continue to be an issue for some biochemical cellulosic conversion technologies, this trait could be very valuable to refineries employing those technologies. We believe that our ability to deliver products such as these to our customers will facilitate adoption of dedicated energy crops over other forms of biomass.

Suited to Marginal Land

Our dedicated energy crops can grow in a broad range of environments, including those not well-suited for most food crops. For example, our sweet sorghum hybrids need substantially less water and fertilizer than sugarcane to grow to harvestable maturity. We are developing biotech traits that provide salt tolerance, drought tolerance and greater nitrogen use efficiency. We believe that by facilitating the use of marginal land, our crops will create opportunities for landowners who previously could not use their land as productively.

Scalable to Meet Demand

Our energy crops are highly scalable, allowing us to match our production with growing demand for our seeds on relatively short notice compared to sugarcane, which can take several years to scale up commercially. Our products are generally seed-propagated, similar to row crops such as corn and soybean, which makes them cost-effective to plant on a large scale using existing seed planting equipment. Several of our products also have shorter growing cycles and can be rapidly cultivated as compared to other feedstocks, such as trees or sugarcane. For example, sweet sorghum has growth cycles ranging from 90 to 150 days, while sugarcane has a 12 to 18 month growth cycle and a more laborious planting process because it is vegetatively propagated.

Competitive Strengths

We believe that we possess a number of competitive strengths that position us to become a leading provider of dedicated energy crop seeds and traits, including:

Commercial Products Available Today

We currently have a number of commercially available seed products, including sweet sorghum, switchgrass and high biomass sorghum. Our sweet sorghum hybrids have been successfully planted, harvested and processed into ethanol and power in Brazil at commercial scale. We believe that the experience of using our products as a “drop-in” feedstock for the past two growing seasons, as well as new higher yielding hybrids in our product portfolio, will serve as the basis for expanded adoption of this product line as a feedstock for ethanol and power production in Brazil and other markets. In addition, for the 2012-2013 sweet sorghum growing season in Brazil, we have offered mills the opportunity to participate in various sales incentive and performance based promotional programs.

Attractive Business Model

Seed businesses traditionally incur significant research and development expenditures and have long product development time lines, but benefit from a combination of high gross margins, low capital expenditure requirements and intellectual property protection. Once developed, seeds require little physical infrastructure or production cost to be replicated for sale. Seeds are typically priced, however, based on a share of the value created to the customer as opposed to their cost of production. In general, seed costs to a grower are a relatively small percentage of their total production cost, but the performance of those seeds is critical to the growers’ economics. We believe we can position our business to take advantage of low production costs relative to the high value of our products to our customers.

Innovative R&D Technology Platforms

In order to maintain the strong position we have established with our combined strengths in germplasm and field-validated traits, we use our research and development expertise to continually improve our product offerings. To develop higher performing varieties and traits, we use several advanced research and development methods, including biotechnology, marker-assisted breeding and genomics. We believe that our innovative integrated breeding and biotechnology approach allows us to efficiently identify traits, effectively express these traits in crops, and more quickly commercialize new and improved seeds and traits for the market. We have both biotech traits and non-biotech traits. Our biotech traits for high biomass yield, nitrogen use efficiency, water use efficiency, drought tolerance and altered flower development, among others, have been successfully evaluated in the field; however, they are still several years away from commercialization. We believe we were one of the first companies to implement the practice of developing biotech traits using two test species, rather than just one, which we believe allows us to more successfully select gene-trait combinations that enhance commercial crops. We believe that our ability to continue to apply our advanced research and development methods will enable us to further enhance our proprietary germplasm and traits portfolios going forward.

Extensive Proprietary Portfolios of Germplasm and Traits

While many companies have developed portfolios of germplasm or traits, we believe we are one of the only companies focused on dedicated energy crops that has large portfolios of both field-validated traits and germplasm, which includes thousands of specimens and breeding lines, as well as multiple pools of regionally adapted germplasm spanning northern temperate to tropical climates. We have also identified to date numerous genes and their relatives from different species that significantly enhance agriculturally relevant traits. Having both germplasm and field-validated trait portfolios allows us to leverage the synergies created by combining the two and facilitates innovation in a way that would not be possible with germplasm or traits alone. We believe new market entrants would need to cultivate several generations of germplasm to achieve performance equivalent to our current product portfolio, by which time we believe we will have further evolved our germplasm.

Therefore, we believe our proprietary position would be difficult and time-consuming to replicate. We also believe that we have established a strong intellectual property position in plant genes, traits and energy crop germplasm. As of November 7, 2012, we owned or had exclusive licensed rights to approximately 100 issued patents and approximately 210 pending patent applications in the United States and in various foreign jurisdictions.

Management Team with Significant Industry Experience

Our Chairman, Walter De Logi, is one of the founders of Ceres. Dr. De Logi and Richard Hamilton, our Chief Executive Officer, have been with Ceres for 16 and 14 years, respectively, and have extensive experience in the field of agricultural biotechnology. Our experienced management team possesses a deep understanding of a variety of agricultural, chemical and industrial biotechnology businesses, including the seed industry, as well as our regional markets of Brazil, the United States and Europe. Our management team also includes top scientists and industry experts, some of whom have served in leadership roles at large, multinational corporations, served on advisory committees for the U.S. Department of Energy, led ground-breaking research studies and published numerous scientific articles.

Our Strategy

Our objective is to be the leading provider of dedicated energy crop seeds and traits to the renewable energy industry, including first-generation biofuels such as ethanol as well as cellulosic biofuels, biopower and bio-based chemicals by employing the following strategies:

Expand Our Presence in Brazil

During the 2011-2012 season, 14 mill groups representing approximately 20% of the sugarcane crushed in Brazil, planted our sweet sorghum hybrids on more than 3,000 hectares. Our products were grown, harvested and processed, and produced both ethanol and power using existing agricultural equipment and processing infrastructure. We are using this second season of evaluations, and large scale proof of concept, to expand our presence in Brazil by partnering with additional ethanol mills and other industry participants to conduct field trials and larger scale commercial plantings as well as introduce new products into the Brazilian market. We will continue to position our seeds in the Brazilian market as a premium brand that incorporates the latest technology in energy crops. We believe the adoption of sweet sorghum in Brazil can follow similar rapid adoption curves seen for other seed and agricultural innovations such as hybrid corn in the United States and herbicide-tolerant soybean in the Americas. Our belief is based on the drop-in nature of our sweet sorghum products.

Expand Strategic Collaborations to Develop and Market Cellulosic Biofuels

We plan to play a significant role in developing the second-generation biofuels and bio-based chemicals market, which we believe represents a significant opportunity. Our switchgrass and high biomass sorghum products are specifically targeted at this market. We intend to establish new collaborations and expand upon our current collaborations with leading cellulosic biorefining companies, technology providers and project developers to further validate our products across various downstream technologies and to produce optimized feedstocks that are tailored to meet the specifications of existing and new refining technologies. Our products have been tested in the respective conversion processes of several companies, including Gruppo M&G, EdeniQ, Inc., ICM, Inc., Novozymes North America, Inc., ThermoChem Recovery International, Inc. and UOP, LLC (a Honeywell company). DuPont Cellulosic Ethanol (formerly DuPont Danisco Cellulosic Ethanol LLC) also plans to validate our products in their conversion process. We have also conducted joint trials, or sold seed to AGCO Corporation, EdeniQ, Inc. Hawai’i BioEnergy, LLC and Sweetwater Energy Inc., among others.

Expand Our Business into New Markets

We intend to market our Blade Energy Crops brand as a symbol of quality, innovation and value across multiple biofuel, bio-based chemicals and biopower markets in a broad range of climates and geographies. We intend to use our large portfolios of field-validated traits and germplasm, combined with our advanced technology platforms, to develop products for a wide variety of niches and seize upon future market opportunities, regardless of the fuel or chemical molecule (e.g., ethanol, butanol, farnesene, biogasoline, biodiesel, biocrude), biochemical (e.g., bioplastics, lubricants) or engine choice (e.g., all-electric, E85, E15, diesel, hybrid, plug-in hybrid).

Build New Relationships and Enhance Established Collaborations in the Global Biopower Market

Our switchgrass, high biomass sorghum and miscanthus crops can be used in power generation generally, and in particular, for co-firing with coal using the existing power generation infrastructure. To date, we have engaged in field trials of our energy crops with utility companies and independent power producers. We intend to cultivate collaborations with new parties, particularly those in Europe where we believe the market opportunity for biopower is more established today and the market need is more immediate in light of existing government regulations. We will work with utility companies and independent power producers to drive demand for our dedicated energy crops in the biopower market.

Continue Innovation and New Product Development

We are continuing to develop innovative solutions using a broad range of technological tools, including genomics, biotechnology and proprietary bioinformatics in order to produce crop varieties with improved yields and other performance characteristics. We believe we can accomplish these goals by finding innovative ways to utilize and combine traits and germplasm to further enhance our products. In addition, we will continue to develop varieties of seeds to meet the specific needs of growers in different geographic regions. For example, we have identified traits that will help optimize results for growers located in geographies with varying day lengths, rainfall, temperatures and soil composition (e.g., salt, aluminum and nitrogen).

Continue to Build Our Intellectual Property Portfolio

We believe we have established a strong intellectual property position in plant genes, traits and energy crop germplasm, based on the nature, size and filing dates of our patent portfolio and plant variety protection certificates. We believe we are one of the few companies focused on dedicated energy crops that have this combination of intellectual property assets. We use our integrated technology platforms to continually improve our products and develop innovations that will further strengthen our intellectual property position.

Our Technology Platforms

Our integrated technology platforms are a combination of existing genetic assets, specifically germplasm and traits, and competences in genomics, biotechnology and bioinformatics. Integration of these platforms allows us to improve our existing genetic assets as well as develop and commercialize new products from them. This combination of assets and research and development capability has resulted in one of the largest licensing transactions in the agricultural biotechnology industry, multiple competitive grants and collaborations, including a USAID grant to develop several traits in rice and one of the U.S. Department of Energy’s first ARPA-E grants in 2009. For the fiscal years ended August 31, 2010, 2011 and 2012, we spent $16.7 million, $19.0 million and $19.2 million, respectively, on research and development, with the main emphasis on traits and breeding.

Germplasm

We believe we have access to the most comprehensive germplasm collections for our dedicated energy crops, and have assembled a leading germplasm portfolio for dedicated energy crops. Our belief is based on the diversity and nature of the entries we have and how well they have been evaluated and measured and cataloged. Germplasm comprises collections of parental lines and other genetic resources representing the diversity of a crop, the attributes of which are inherited from generation to generation. Germplasm is a key strategic asset since it forms the basis of plant breeding programs.

Our early entry into the energy crop industry has allowed us to acquire access to valuable germplasm through strategic collaborations with leading institutions. We believe our competitors would need to cultivate several generations of germplasm to achieve performance equivalent to our current product portfolio, by which time we will have further evolved our germplasm. Therefore, we believe that we have a strong proprietary position that would be difficult and time-consuming to replicate. We are currently involved in three major germplasm development collaborations, each with a history of successful research and germplasm development in an energy crop. When we sell varieties developed during such collaborations, or based on the results of such collaborations, we will typically pay our collaborators royalties on net sales of such varieties.

Sorghum — Texas A&M University. In August 2007, we entered into an agreement with The Texas A&M University System, or Texas A&M, for the development and commercialization of high biomass sorghum, sweet sorghum and selected related crops as energy crops, together with the discovery of molecular markers for certain traits. The agreement was amended and restated in September 2011 and provides us with exclusive access to a highly regarded sorghum breeding program and the extensive sorghum genetics, breeding and genomics infrastructure of Texas A&M through September 2026. This agreement provides exclusive options and licenses to defined sorghum germplasm, elite sorghum breeding lines, parental lines, advanced hybrids and genomic markers. We have entered into two exclusive world-wide license agreements with Texas A&M for sorghum lines. The terms of such exclusive license agreements provide that the licenses expire on a country-by-country basis upon the expiration of all registered or patented intellectual property rights of Texas A&M covering the licensed line. Pursuant to such agreements, we pay Texas A&M a royalty on sales of varieties developed using the licensed line at a rate that decreases from low double digits to low single digit rates as a percentage of sales when the licensed line is combined with lines from other sources to develop a variety. We also pay Texas A&M a royalty in the low double digits as a percentage of license income if we grant sublicenses and minimum royalties creditable against royalties on sales. Royalty rates for our current commercial varieties developed using lines licensed from Texas A&M are in the mid single digits as a percentage of sales. Minimum royalties payable to Texas A&M under these agreements escalate on a yearly basis and range from zero to $5,000 per year. We also bear reasonable expenses for intellectual property protection. Further, pursuant to our Amended and Restated Sponsored Research Agreement and Amended and Restated Intellectual Property Rights Agreement, we have an option to obtain an exclusive world-wide commercial license with the right to grant sublicenses to the inventions and sorghum lines resulting from our sponsored program. To date, aggregate upfront license fees that have been paid or have become due to Texas A&M under these agreements have been $4,000. There are no milestone payments payable under our agreements with Texas A&M.

Switchgrass — The Samuel Roberts Noble Foundation, Inc. In May 2006, we entered into an agreement with The Samuel Roberts Noble Foundation, Inc., or the Noble Foundation, a non-profit agricultural institute, for the development and commercialization of switchgrass. This relationship provides us access to extensive breeding infrastructure and exclusive licenses to elite switchgrass varieties, breeding lines and advanced cultivars. We have entered into exclusive license agreements with the Noble Foundation for three switchgrass varieties, which the Noble Foundation has licensed on an exclusive basis from the University of Georgia Research Foundation, or UGARF. Such agreements provide that we will file for intellectual property protection on such varieties at our expense in the joint names of the Noble Foundation and UGARF. The term of each such exclusive license agreement is, on a jurisdiction-by-jurisdiction basis, the longer of the duration of the intellectual property rights covering the licensed variety or 15 years from the first sale of the licensed variety in such jurisdiction. Pursuant to one agreement, we pay the Noble Foundation a royalty on sales that ranges from mid single digits to low double digits as a percentage of sales and a royalty on license income in low double digits as a percentage of license income if we grant sublicenses and minimum royalties creditable against royalties on sales and license income. Pursuant to the second agreement, we pay the Noble Foundation a royalty on sales in mid single digits as a percentage of sales, a royalty on license income in the low double digits as a percentage of license income if we grant sublicenses and minimum royalties creditable against royalties on sales and license income. The minimum royalties payable to the Noble Foundation under these agreements escalate on a yearly basis and range from $2,500 to $20,000 per year, per variety.

In addition, we have an outstanding exclusive option to enter into an exclusive license to two switchgrass varieties, which the Noble Foundation has the exclusive option to license, or to the extent exercised, an exclusive license from UGARF. Such option is exercisable at any time, by Ceres providing written notice to Noble, but no later than twelve months from the respective release date of the subject switchgrass variety. The respective release dates have not been set yet. The royalty rates on such varieties are not yet determined.

Further, pursuant to our Master Research Agreement, the Noble Foundation has agreed to grant us an exclusive world-wide license with the right to grant sublicenses to exploit commercially the results of our joint collaboration program, subject to paying the Noble Foundation a reasonable remuneration to be negotiated in good faith. There are no upfront license fees or milestone payments payable under any of our agreements with the Noble Foundation.

Miscanthus — Institute of Biological, Environmental and Rural Sciences of Aberystwyth University. In April 2007, we entered into an agreement with the Institute of Biological, Environmental, and Rural Sciences of Aberystwyth University in Wales, U.K., or IBERS, for morphological characterization, genetic evaluation, and the development and commercialization of miscanthus species as an energy crop. This relationship provides us access to an extensive scientific research infrastructure. Pursuant to our collaboration agreement, IBERS has agreed to grant us an exclusive world-wide license with the right to grant sublicenses to exploit commercially the results of our joint collaboration program, subject to paying IBERS a reasonable remuneration to be negotiated in good faith, including exclusive licenses to miscanthus germplasm, breeding lines and varieties produced by IBERS, except that IBERS has a non-exclusive license in the United Kingdom to varieties resulting from the joint program. Unless otherwise agreed, license agreements for released varieties will be based on a model license agreement, the duration of which will be until the expiration of the intellectual property rights covering the variety in a given jurisdiction, or in those jurisdictions in which the licensed variety is sold but no such intellectual property rights are obtained, until the tenth anniversary of the first sale of such variety in such jurisdiction. Pursuant to the model license agreement, we have agreed to pay royalties based on sales that range from low to mid single digits as a percentage of sales and royalties on license income at rate to be negotiated. To date, we have not entered into any specific license agreements with IBERS. There are no upfront license fees, milestone payments or minimum royalties payable under our agreement with IBERS.

Our Traits

We are able to further improve the quality of our future product offerings by adding our proprietary traits to our germplasm collections. This can provide additional yield increases, greater water use efficiency, increased nitrogen use efficiency, salt tolerance, enhanced biomass-to-sugar conversion profiles and other improved characteristics. We believe, and our results have confirmed, that our integrated breeding and biotechnology approach allows us to efficiently identify traits, effectively express these traits in crops and more quickly commercialize new and improved seeds and traits for the market. We target traits with the greatest commercial potential in energy crops. We believe these traits will enable the bioenergy industry to scale more rapidly, by improving production and delivery economics, making greater use of marginal land, providing greater yield stability and increasing energy yield per acre.

We have both genetically engineered traits, or biotech traits, and non-biotech traits. In some instances, a gene introduced through biotechnology may confer more than one beneficial trait, such as salt tolerance and drought tolerance, or increased biomass yields through greater nitrogen use efficiency. Our strategy is to focus on genes and gene stacks that have shown large, step increases in performance, and whose benefits are largely maintained across multiple species.

Biotechnology allows us to precisely add traits not readily feasible through conventional breeding methods. In many cases, the same trait can be added to multiple crops with similar effect. For example, our genomics capabilities and proprietary gene expression system have enabled us to expand from single genes and traits to groups of genes and traits, or stacks. We also have control over how, when and where genes are expressed in plants. This system includes using recombinant DNA, cell culture, and related technology as well as gene transfer systems needed to create plants with biotech traits and optimized gene-trait combinations identified by our trait pipeline.

To develop biotech traits, we have utilized a novel research and development methodology. Similar to other companies, we use test or model plant systems to speed discoveries and reduce risk and technical uncertainty in the development of biotech traits. This includes evaluating gene function, regulation, interaction and potential usefulness. However, we typically utilize two test species, rather than just one, as is more customary in the industry. Our test or model plants represent the two principal evolutionary branches of flowering plants commonly known as dicots and monocots. This two-species approach allows us to more successfully select gene-trait combinations which enhance commercial crops. The small, fast-growing test plant called Arabidopsis is our model dicot, and rice is our model monocot. Rice is a grass species and a close relative of energy grasses. Our evaluations in Arabidopsis are completed at our headquarters in Thousand Oaks, California. Our high-throughput field evaluations of rice are conducted in China by the Institute of Crop Sciences of the Chinese Academy of Agricultural Sciences, or ICS. Pursuant to our Collaboration Agreement for rice, ICS performs transformation of rice with our genes, evaluates the transformed rice plants in the field according to detailed protocols, and reports results and observations to us. We own all results and intellectual property resulting from such activities. We pay ICS for the services pursuant to an agreed upon budget. The program is due to expire on December 31, 2015. We believe, and our results have confirmed, that by selecting genes that perform similarly in both of our model plant species, we can readily identify superior genes among thousands of candidates. We believe that, given the large evolutionary distance between our model species, genes that function similarly in both will likely have application in a broad range of flowering crop plants. We have also identified superior genes by separately utilizing rice or Arabidopsis alone.

We also intend to stack gene-trait combinations, such as those conferring greater nitrogen or water use efficiency, together to amplify the benefits. We describe the combination of such complementary genes as “synergistic trait stacks.” This differs from many current approaches which produce incremental yield increases through the introduction of a single novel gene.

The commercial development of biotech traits in commercial crops is a multi-year process. Following transformation, when the selected gene is inserted in a target crop, the resulting plants are evaluated in the greenhouse for one to two years, and then in the field to confirm results for two to four years. Following field trials, specific gene-trait combinations are selected and, if required, submitted for regulatory approval, or deregulation, which has historically been a multi-year process in the United States and Brazil. Assuming these averages, we believe that we could introduce our first biotech trait or traits to the market in 2016 at the earliest.

We intend to price our traits based on the added value they create, which can vary by crop and geography. For our biotech traits, we are considering various pricing models, including separate annual trait fees per acre as well as blended seed and trait prices. For our commercial Skyscraper trait, a per-bag trait fee is included in the seed price. In row crops, we have licensed and intend to license our traits to existing market participants. These licensing agreements are expected to vary by crop, geography, the nature and economic benefit of the trait, and how well advanced the trait is within our pipeline. Future payments to us may be based on a percentage of sales or other performance metrics or milestones.

The following traits have been commercialized or are at various stages of development in our trait development pipeline. Individual commercialization timelines vary based on results of evaluations and the de-regulation or approval process. Skyscraper is a non-biotech trait and the remainder of the traits discussed below are biotech traits.

Skyscraper

Skyscraper is a commercial trait that provides a significant increase in biomass yields and is included in our proprietary high biomass hybrids ES 5200 and ES 5201. Developed through our collaboration with Texas A&M, the Skyscraper trait delays flowering and extends the growth phase of the sorghum plant’s lifecycle. Plants with the Skyscraper trait put more of their energy into growing rather than reproducing (making seeds). Since Skyscraper was identified and developed using molecular marker technology, we have been able to rapidly incorporate it into our elite breeding lines.

High Biomass

We have genes that have been shown to substantially increase biomass growth per plant. We are currently field-trialing a number of these genes in the United States. Results have shown significant yield increases over experimental control plants. We are also creating stacks with some of these genes with the goal of achieving even greater biomass yields per plant. Yield per acre can also be increased through higher plant populations per acre. To this end, we are evaluating genes that make plants grow more upright, allowing greater light capture at higher densities. We anticipate that these genes could allow growers to greatly increase the number of plants they sow per acre.

Nitrogen Use Efficiency

We have genes that increase biomass under normal and reduced nitrogen fertilizer conditions. In field trials, we have previously recorded steady yields on significantly less nitrogen fertilizer than normally used. In addition to greater efficiency in terms of tons of biomass per unit of nitrogen, reducing nitrogen fertilizer inputs would reduce greenhouse gas emissions, increase lifecycle energy ratios, reduce run-offs and water pollution, and lower production costs. We are currently field-testing a number of nitrogen use efficiency genes in multiple crops in the United States. In addition, we are developing trait stacks involving these genes with the goal of increasing yields and stress tolerance in general.

Water Use Efficiency and Drought Tolerance

We have genes that allow plants to use water more efficiently and/or recover from water deficits more readily. We are currently field-testing water use efficiency and drought tolerance genes in one of our energy crops that have resulted in the production of steady or increased yields on less water in both greenhouse and field tests. In addition to producing more tons of biomass per unit of water, we believe that in seasons of intermittent drought, this trait could provide greater yield stability for rain-fed crops as well as expand the geographic range where economic yields can be obtained.

Salt Tolerance

We have genes that have been shown in our greenhouse to provide tolerance and enhanced recovery to both acute and prolonged salt stress. We are currently evaluating our salt tolerance trait in multiple crops. If greenhouse results are confirmed in the field, we believe that this trait could return salt-damaged acres to productivity and open more marginal land to bioenergy production. We also believe that salt tolerance is complementary to drought tolerance since salt stress tends to induce drought symptoms in plants.

Aluminum Tolerance

We are developing a trait that allows plants to withstand toxic levels of aluminum in the soil, a consequence of highly acidic soils, such as those found in Brazil. We believe that this trait could bring high aluminum soils into cultivation and open more marginal land to bioenergy production. We are currently evaluating this trait in multiple crops.

Enhanced Conversion of Biomass to Fermentable Sugars

We have a number of genes that have been shown to substantially reduce the cellulase enzyme cocktails required to release fermentable sugars from plant biomass. We are currently field-testing a number of these genes. Reducing the recalcitrance of biomass to conversion could significantly reduce enzyme costs in certain biochemical conversion processes, could increase biofuel yields per ton of biomass, and could further reduce both capital and operating costs for the biorefinery. For instance, a more easily converted feedstock would impact installation costs for biorefineries since smaller holding tanks would be required for a given capacity. We believe therefore that this trait could be a key enabler of the large-scale use of biochemical processes and fermentation to produce biofuels and bio-based chemicals from cellulosic biomass. We are also creating trait stacks with these genes, with the goal of achieving even greater reductions in enzyme requirements.

Altered Flower Development

We are pursuing multiple approaches to regulate flower development for the purpose of increasing biomass and sugar accumulation, as well as rendering plants resistant to fungal diseases that infect flowers. Similar to the impact of our Skyscraper trait, preventing flowering or reproduction allows plants to put more of their energy into biomass growth. We have field-tested genes that impact different aspects of flowering, pollen production and seed development. We believe that by creating stacks of these genes we can amplify such effects. In addition, when stacked with genes for our other traits, we believe these flowering genes provide a stewardship advantage. In the unlikely event of an unintended outcross of a biotech trait to a wild plant, for instance, the presence of a stack that included genes that disrupt floral development and reproduction should put the resulting plant at a severe reproductive disadvantage, thereby limiting the spread of unintended progeny plants.

Enabling Technologies

We have developed or acquired licenses to certain technologies that we deem necessary or useful for the development of biotech traits, which while under development remain several years away from commercialization. Such licenses include a non-exclusive license from Monsanto to a transformation technology and certain other technologies, pursuant to which we will pay Monsanto a royalty on sales in the low single digits as a percentage of sales of products covered by the licensed patents. This agreement with Monsanto will terminate upon the expiration of the last patent under certain patent rights listed in the agreement. Such licenses further include an exclusive license with Cambridge Enterprise Ltd. (formerly known as Cambridge University Technical Services Ltd.) to a technology developed at the University of Cambridge (United Kingdom) to regulate gene activity, pursuant to which we will pay a royalty on sales in the low single digits as a percentage of sales of products covered by the licensed patents and a royalty in the low single digits as a percentage of license income. Pursuant to the agreement, the maximum milestone payments payable by us are $250,000. All such milestone payments have been made. The agreement with Cambridge Enterprise Ltd. will expire on the date of the expiration of the last-to-expire patent licensed under the agreement. We expect that the presently issued U.S. patent under this agreement will expire in 2023.

Research and Development Programs

In order to maintain the lead we have established through our combination of superior germplasm and field-validated traits, we have developed research and development expertise that we believe will allow us to continue to improve our offerings over time. Our research and development investments have been significant, amounting to

$16.7 million, $19.0 million and $19.2 million in the fiscal years ended August 31, 2010, 2011 and 2012, respectively. To develop higher performing seeds and traits, we deploy a variety of research and development methods and tools, including genomics, conventional and marker-assisted breeding, agronomy and other genomics-based technologies.

Genomics

Plant genomics involves the large-scale, simultaneous study of large numbers of genes, their effects and their interactions. One of our strengths in genomics involves our ability to organize the genetic data we amass into actionable information via proprietary relational databases, software and algorithms. In order to capitalize upon our internal catalog of genetic information as well as information in the public realm, we developed our own proprietary software, including our Persephone genome viewer software, which serves as an important tool for locating, mapping and annotating genetic information in plants. This software program has been non-exclusively licensed to Syngenta Biotechnology, Inc., or Syngenta.

We believe that both our technological capabilities and proprietary knowledge base in the field of plant genomics are highly advanced, and their application to both our breeding program, through the development of trait-linked molecular markers, and our trait development program provides us a substantial competitive advantage. In general, we have focused our research efforts on determining gene function, gene regulation and finding which genes enhance desirable traits. In addition to identifying novel gene-trait combinations, our genomics tools allow us to work with large groups of genes and complex biological processes controlled by multiple genes. To date, we have sequenced more than 100,000 full-length copies of DNA, called cDNA, from a variety of plant species. We have also identified and characterized hundreds of promoters that can be important for achieving the optimum expression of traits. We believe we are one of the few companies focused on dedicated energy crops with large portfolios of both germplasm and field-validated traits. Having both germplasm and trait portfolios allows us to leverage the synergies created by combining the two and facilitates innovation in a way that would not be possible with germplasm or traits alone.

Conventional and Marker-Assisted Breeding

Plant breeding is the act of bringing together specific parent plants to produce a new “offspring” plant. This “cross,” as plant breeders call it, creates a new plant that will contain a mixture of the characteristics of its parents. The offspring are tested under various conditions to determine which has the superior combination of desired attributes. Further improvements are made by mating and continuing selection of superior parents and offspring through succeeding generations. Plant breeding allows researchers to identify plants with the most favorable combination of desired characteristics to serve as both parental lines and products.

In addition to conventional plant breeding, we believe that our genomics expertise makes the identification of proprietary molecular markers more direct and more comprehensive, which allows us to select key crop characteristics more rapidly and accurately than conventional plant breeding alone. Marker-assisted breeding integrates molecular biology and information systems with plant breeding to identify and flag important genetic sequences so that they can be readily found in seeds or plant tissue at any stage of plant development. This platform allows us to track and select the most effective combination of genes, increase the number of progenies and breeding lines created at early stages in the breeding program, and cull them using marker-based selection and thereby making greater gains per breeding cycle. Markers are especially useful when seeking to combine multiple non-biotech traits into elite commercial lines.

We have developed thousands of SNP-based (single nucleotide polymorphism) molecular markers, which allow us to differentiate individual plants based on variations detected at the level of a single nucleotide base in the genome. SNPs allow us to automate many processes and are especially useful for hybrid breeding systems. Most importantly, we precisely map these SNPs onto the chromosomes of switchgrass, sorghum and miscanthus, and then link them to important traits by genetic analyses and then deploy them in our breeding programs using proprietary computational biology software systems.

Furthermore, when an important gene is developed in one crop, we can often find the equivalent gene in another related crop using our genomics and molecular marker platforms to gain breeding advantages across crops. Our platform has also been shown to provide breeding advantages in food crops. For example, we have applied our proprietary technology to improve the quality and yield of food products under a development and license agreement with Campbell Soup Company.

Agronomy

The performance of plant varieties and traits is influenced by the growing environment, which includes climate, day length, soil quality, pests, length of the growing season and crop management practices. We have established what we believe is one of the industry’s largest network of field trials for energy grasses, based on the number of trials and geographic diversity. Extending across numerous hardiness zones and regions, including Europe, the Americas and Asia, this network provides regional performance data and market fit information to support our research and commercialization efforts.

Our Current Products and Product Pipeline

We believe that a portfolio of energy crops will be required to produce biofuel, biopower and bio-based chemicals at greater scale than today. The mix of crops will be heavily dependent upon geographic and climatic considerations, soil quality, storage characteristics and harvest timing, among other considerations.

The following table summarizes our product pipeline:

Crop	Status	Initial Markets	Key Advantages

Sweet Sorghum	Commercial (2011)	Brazil	Season extension; fast growing; quick scale up; low water usage

High Biomass Sorghum	Commercial (2009)	U.S.	High yields; fast growing; low water usage

Miscanthus	Seed-propagated varieties under development	U.S. and Europe	High yields; highly efficient, perennial crop

Switchgrass	Commercial (2009)	U.S. and Europe	High yields; low water usage; perennial crop

Sweet Sorghum

Sweet sorghum is a type of sorghum that accumulates free sugars in its stalk much like sugarcane. It is sown by seed, grows faster than sugarcane, and typically requires substantially less water and nitrogen fertilizer than sugarcane to grow to harvestable maturity. Sweet sorghum plants can be harvested in 90 to 150 days after sowing compared to 12 to 18 months for sugarcane. Because sweet sorghum is an annual crop, multiple harvests or crop rotations may be possible during the season compared to sugarcane, a perennial crop. This flexibility allows mill operators to use existing land more efficiently. In general, yields of fermentable sugars from improved sweet sorghum hybrids are comparable to sugarcane during our targeted harvesting period; however, the sugary juice is not well-suited to crystalline table sugar production today on a standalone basis, but may be blended with sugarcane to produce table sugar. We believe that, based on our internal results and data from Brazil’s Ministério da

Agricultura, Pecuária e Abastecimento, sweet sorghum yields in Brazil can range from 25 to 120 wet metric tons per hectare with sugar content, or juice Brix values, from 10% to 20%. This compares to typical values for sugarcane of 50 to 90 wet metric tons per hectare on average, and juice Brix values ranging from 14% to over 20%.

In Brazil, sweet sorghum can be planted from October through January, and harvested from February to May, or later if conditions permit. This complements sugarcane, which is grown year-round, but harvested from April to December depending on weather and market conditions. In practice, sweet sorghum juice is extracted through crushing in existing sugarcane equipment, and then fermented to fuel. The leftover biomass, called bagasse, is combusted for biopower like sugarcane bagasse. Because sweet sorghum plants mature more quickly than sugarcane, and reach optimal sugar levels at different times of the year, we believe existing sugar-to-ethanol mills can extend their operational season through the use of our sweet sorghum product by approximately 60 days. We also believe that sweet sorghum will facilitate the geographic expansion of sugar-based ethanol production into areas where sugarcane is not well adapted; for instance, where there is insufficient rainfall for sugarcane. Sweet sorghum is also advantageous during the scale up of new facilities because its seeds can be planted quickly and it has a shorter growing cycle than sugarcane. In contrast, sugarcane requires a laborious process to plant cuttings and, due to a low multiplication factor, typically requires years to provide sufficient feedstock for a mill to operate at full capacity. Therefore, we believe that sweet sorghum can enable new or expanded mill facilities to avoid long lead times or operate at their designed capacity during their first few years of operation.

In 2011, we introduced our first sweet sorghum hybrids for sale in Brazil, following the successful completion of commercial scale evaluations during the 2010-2011 season. At larger scale, and with more mills than the prior season, our products were grown, harvested and processed, and produced both ethanol and power using existing agricultural equipment and processing infrastructure. Due to severe drought conditions that resulted in 40% to 70% less rainfall than normal during the growing season, however, overall yields and biomass quality were negatively impacted, primarily by drought-related damage, such as stunted growth and the late start of the sugarcane season which pushed sweet sorghum harvest dates past their optimal times. The severe conditions also led to wide variability in results from location to location. Of thirteen mills that reported results, yields of our first-generation hybrids ranged from approximately 30 to 65 wet metric tons of stalk per hectare. Fermentation yields ranged from 30 to 50 liters of ethanol per metric ton of sweet sorghum stalk.

We are developing a number of improved sweet sorghum hybrids with high sugar content for immediate use in both existing markets in Brazil as well as new markets in the United States and elsewhere. During the 2011-2012 growing season in Brazil, our next generation of sorghum hybrids significantly outperformed our first generation commercial products in multiple field evaluations. In product development trials and at our breeding center, where field evaluation plots are irrigated and managed more closely than commercial fields, stalk yields averaged up to 80 wet metric tons per hectare. We are currently selling these products. Other hybrids earlier in our development pipeline demonstrated yields exceeding 120 wet metric tons per hectare. Yields obtained in a research setting tend to be higher than in commercial fields, which are subject to more variable growing conditions.

We continue to develop, through marker-assisted breeding and biotechnology, a succession of improved hybrids and traits that offer producers increased yields, better pest management and greater tolerance to environmental stress, among other features. We expect to field trial a number of our traits in sorghum under our ARPA-E grant project. Since sweet sorghum is a fast-growing annual crop, with multiple breeding cycles possible each year, we believe that product development cycles will outpace improvements that can be made in sugarcane. It is much more efficient to breed sweet sorghum varieties and hybrids than commercial sugarcane varieties and hybrids, which suffer from chromosomal instability and other factors that slow the pace and increase the complexity of making improvements through plant breeding and biotechnology. In addition, we are currently working to develop lines of sweet sorghum with sucrose levels that are high enough to produce crystallized table sugar on a standalone basis.

High Biomass Sorghum

High biomass sorghum is a type of sorghum which is primarily developed for enhanced biomass yield potential as opposed to sugar content. As such, high biomass sorghum is ideally suited for the generation of renewable electric power and the creation of cellulosic biofuels. Like other types of sorghum, high biomass types are seed propagated, and generally require less water and nitrogen fertilizer than corn. As an annual crop, sorghum is harvested the year it is planted. This provides bioenergy facilities with a quick growing and flexible source of biomass, and a complementary feedstock to perennials, such as sugarcane, which may require 12 to 18 months before the first harvest, or switchgrass, which may require 12 to 24 months before the first harvest.

In 2009, we introduced our ES 5200 and ES 5201 products that contain our Skyscraper trait. These hybrids, developed through our partnership with Texas A&M, are designed for single-cut production systems that endeavor to maximize per-acre yields while minimizing crop input and management expenditures. Using marker-assisted breeding, we expect to develop and commercialize sorghum hybrids that offer additional increases in biomass. We are also developing hybrids with biotech traits that offer increased yield, greater tolerance to environmental stress and enhanced processing characteristics. We expect to field trial a number of our traits in sorghum under our ARPA-E grant project.

Switchgrass

Switchgrass is a perennial grass indigenous to North America that tolerates a wide range of environmental conditions and offers high biomass yield potential compared to many other perennial grasses and crop plants. It generally requires substantially less water and nitrogen fertilizer than corn, and can grow under semi-arid conditions. Like sorghum, switchgrass is seed propagated. As a perennial, switchgrass is generally not harvested for sale during the first year when the crop is being established. A properly managed stand of switchgrass may persist for a decade. However, we believe that producers will likely choose to upgrade to a new variety in approximately 5 to 7 years as new generations of switchgrass seeds with even higher yields or more desirable characteristics become available.

From 2009 to 2010, we introduced three proprietary products: EG 1101, EG 1102 and EG 2101. These high-yielding varieties, developed through our partnership with the Noble Foundation, have demonstrated higher biomass yields on average over comparable varieties depending on the variety and trial location. EG 1101 and EG 1102 have also shown improved establishment characteristics and better disease resistance when compared to the next best public varieties. Since switchgrass has been subjected to fewer breeding efforts than most commodity crops, we believe that rapid and significant improvements can be made through advanced plant breeding and biotechnology. Current yield increases observed in our breeding program support this view. We plan to introduce a succession of enhancements to our product portfolio, including additional increases in biomass yield and other agronomic and compositional improvements. To this end, in September 2012, we announced the first hybrid switchgrass developed for bioenergy. These pre-commercial products represent an important step in switchgrass plant breeding and have shown significant yield increases over our current products in research plots. Larger-scale field evaluations are scheduled for 2013. We also have ongoing field evaluations of biotech traits that improve crop performance. We believe that switchgrass revenue will ultimately consist of both seed sales as well as annual trait fees.

Miscanthus

Miscanthus x giganteus is a tall perennial grass that grows well in cooler climates. Unlike switchgrass and sorghum, it is vegetatively propagated. It has been used as an energy crop on a small scale across Europe for two decades. The Miscanthus genus includes several perennial species that have potential as dedicated energy crops. The variety adopted in the United States and Europe to date, miscanthus x giganteus, is a sterile hybrid of M. sinensis and M. sacchariflorus. While biomass yields for this variety may exceed those of switchgrass within its region of adaptation, we estimate that, due to its vegetative propagation system, very large-scale production is not commercially feasible at this time since establishment costs are as much as 10 times higher than seed-sown switchgrass or sorghum.

In general, this miscanthus hybrid requires about the same water as corn, but up to two-thirds less nitrogen depending on crop management practices. As a perennial crop, miscanthus is generally not harvested for sale during the first year when the crop is being established. The focus of our work in miscanthus is to develop seed-propagated varieties that have the same high-yielding attributes of giant miscanthus, yet with establishment costs more comparable to other energy crops. We are also working on extending the region of adaptation. To these ends, we are collaborating with the Institute of Biological, Environmental, and Rural Sciences of Aberystwyth University, or IBERS, in Wales, U.K. Under this collaboration, we have characterized miscanthus accessions across the native range of these species. These accessions are currently under evaluation for plant performance in multiple locations. The highest performing lines have been entered into our breeding program, and in small-scale field evaluations have shown significantly higher yield potential under warm conditions than currently available products. As with switchgrass, we believe that continued germplasm improvement through marker-assisted breeding will increase biomass yield, bioenergy conversion yield and agronomic performance. To this end, in March 2012, IBERS and Ceres announced the completion of the first high-resolution genetic map of miscanthus. We are also developing miscanthus with biotech traits that have been validated in switchgrass, rice and a model test plant called Arabidopsis. We have established field trials of a number of our traits in miscanthus in several states under our ARPA-E grant project, and also a joint U.S. Department of Energy and U.S. Department of Agriculture Biomass R&D Initiative, or BRDI, grant.

Row Crops

Due to the conservation across species of mechanisms underlying traits, other crops can benefit from many of the biotech traits developed for energy crops. This provides us with an additional outlet for our technology and genes, and mitigates the cost and risk of trait development. By combining these genes into a series of stacks, which can amplify the effects, we believe we may be able to make gains in the productivity in many row crops, such as corn, soybean, rice and wheat. Given the number of entrenched competitors in these markets and the high barriers to entry, we have chosen to be a technology provider or a trait provider to companies in this sector, rather than a direct producer of seeds.

We have already generated many biotech traits specifically for cereal crops such as rice that increase grain yields and provide greater yield stability across environments. Some of these have demonstrated double-digit percentage yield increases in rice, relative to average annual yield improvements for grain of approximately 1% as reported by Economic Botany. We also have a number of genes that impact flowering time and yield. Flowering-time traits are important for rice breeders since growing season lengths vary widely among different rice cultivation regions. Subject to regulatory approval, field evaluations of the first commercial hybrids with some of our traits could begin as early as mid-2013.

Seed Production and Operations

Seed companies typically develop and produce three types of commercial seed and plant lines: inbred, open-pollinated and hybrid. Inbred lines maintain the characteristics indigenous to the specific parent line over many generations. Open-pollinated products are reproduced from a group of plants. These are often populations of plants that are significantly different and vary over generations. Hybrid seeds, called the F1 generation, are the first-generation progeny of two different and distinct parental lines. These seeds often possess the hereditary characteristics of the parent lines as well as enhanced performance characteristics over the parent lines due to a genetic phenomenon called “hybrid vigor.” However, subsequent generations from hybrid seeds will not inherit equivalent enhanced performance characteristics of the hybrid F1 seed. Therefore, growers of hybrid crops generally purchase new seed from seed companies for each new planting.

The production of commercial-scale quantities of seeds requires the multiplication of seeds through a succession of plantings and seed harvests, and if the product is a hybrid, it is produced from parent lines that are mated under controlled conditions to produce commercial hybrid seeds. For perennials, like switchgrass, an established stand can produce saleable seed for multiple years. Annual seed crops like sorghum are planted for each seed harvest.

We produce commercial seed either on leased land managed by us or with contract seed producers. Our current production sites are located in the United States and Puerto Rico as well as Bolivia and Brazil. Seed production sites in both the northern and southern hemispheres allow us to schedule planting on a year round basis and reduce inventory requirements. This capability also enables us to scale up inventory to meet demand for a new product in the opposing hemisphere. During the season, we inspect seed fields for quality and anticipated seed yields. When ready, seeds are harvested using specialized techniques, cleaned, quality tested and packaged prior to sale to the customer. Healthy seed can remain saleable for several years if stored under optimal conditions.

In 2009, we purchased a 46,000 sq. ft. facility on a 32-acre parcel in Amarillo, Texas to serve as a seed warehouse and order fulfillment center. This site is used to receive, condition, treat, package and warehouse our high biomass sorghum, switchgrass and sweet sorghum seed grown in the northern hemisphere. We anticipate that we will be able to warehouse and process up to 8 to 10 million pounds of seed annually at this facility, or about 1.5 million or 2 million acres of commercial switchgrass or sorghum production.

In Brazil, we have contracted with farmers to produce our seeds on irrigated acres. In addition, we are working with several third parties who have complete production and packaging capabilities to complement our own production capabilities. All of these seeds will be processed, packaged and warehoused by third parties who are experienced in these functions. This method of production is able to supply enough seeds to plant up to 250,000 hectares of commercial sweet sorghum. In the event we are able to generate orders in this range, we will plan to invest in our own facilities to be able to handle production amounts capable of planting 2,000,000 or more hectares of commercial sweet sorghum.

Sales and Marketing

We market our seed varieties and traits under the trade name Blade Energy Crops, or Blade. We are positioning Blade in the marketplace as a premium brand that represents the latest technology in energy crops. As a result, we price our proprietary products based on their added value, and not on production costs. Our seed prices are determined based on a series of complex considerations, including the best alternative use of land and perceived added value to growers and mill owners. Our pricing philosophy is to share a portion of the added value we create with our customers. Our sweet sorghum and high-biomass sorghum seeds are priced by the hectare in Brazil and by seed count, or M (M=1,000 seeds), in the United States. Switchgrass seed is priced by pounds of pure live seed, a common measurement used for grass crops.

To gain greater brand awareness, we actively promote our products, capabilities and brand to the bioenergy and agricultural industries. In the United States, in addition to our direct relationships with bioenergy companies and project developers, we take a leading role in teaching the grower community about energy crops and related agronomic systems through the publication of crop management guides, speaking roles at industry events, trade show displays and local-level grower meetings. We also use these opportunities to build brand awareness and loyalty.

We sell and distribute our seed products directly to our customers, which include ethanol mills, utilities, independent power producers, cellulosic biofuel companies, individual growers and grower cooperatives. We also work with technology providers and other industry participants such as equipment manufacturers, enzyme or fermentation technology companies, to encourage the use of our products. We believe that, compared to the corn or soybean seed industry, our sales force can be significantly smaller due to the more consolidated nature and more vertically integrated business models of the bioenergy industry.

We are building our customer base primarily by forming collaborations with biorefineries, power generators and biomass users at their existing, planned and future facility locations. In the United States, our seed sales to date have been driven primarily by pilot and demonstration-scale projects with advanced biofuel and biopower companies as well as growers and grower associations. Typically these multi-year collaborations include agronomy trials, harvest and handling evaluations, test conversions or burns, and various post-harvest assays. We conduct similar activities in Europe, although to a lesser extent than in the United States or Brazil at this time. In addition to informing our market development and research efforts, these trials allow participants in the value chain to gain confidence with the yields and other performance characteristics they should expect to see from our products. Given the emerging nature of energy crop production and the lack of publicly available energy crop data for many potential growing regions, we believe that our expertise in feedstock performance and production practices across many growing regions, combined with our extensive relationships throughout the bioenergy value chain, is a key competitive advantage.

In Brazil, we market and sell our sweet sorghum products directly to ethanol mills, rather than to growers, which is the prevailing practice in the seed industry, as mill operators typically manage all major aspects of feedstock selection and production. According to the U.S. Department of Agriculture, there are over 400 sugar and ethanol mills in Brazil, which make up the country’s over 600 million metric tons of crushing capacity per year. In the 2011-2012 growing season, according to Anuario Da Cana 2012, the top 20 mill groups accounted for approximately 40% of the total crush. We believe the concentration among Brazilian ethanol mills creates an advantage to us as our focused sales and marketing team will be able to target a large amount of the Brazilian mill capacity by reaching out to the top mill groups. In addition, given the close-knit nature of the ethanol industry in Brazil, we believe that the adoption of our products by large mill groups will encourage other operators to follow. During the 2011-2012 season, 14 mill groups representing approximately 20% of the sugarcane crushed in Brazil, purchased our products. We also have collaborations with international companies active in Brazil, including Amyris, Inc. and Novozymes North America, Inc.

In the biopower market, our current activities encompass field trials, test burns and sales of commercial seed to project developers and growers who sell or intend to sell biomass to power plants or pellet mills. In the United States, we have worked on a trial basis with major utilities and large industrial producers of heat and power. We also expect to help European utilities evaluate and set up supply chains for biomass produced from our dedicated energy crops. Once a supply chain is established, we would expect to market our seed varieties to contracted growers.

In Europe, we are also working with local institutions to build brand recognition and to advance our research, especially in miscanthus, through our collaboration with IBERS. Specifically, we are developing miscanthus crops through a research and development program that incorporates trials for germplasm covering hot, dry climates in the south through the colder, more northerly areas. This strategy is based on both scientific research and potential business opportunities. In addition to our collaboration with IBERS, we are a member of the Sustainable Bioenergy Centre of the UK’s Biotechnology and Biological Sciences Research Council (BBSRC).

Our activities in cellulosic biofuels encompass a wide range of activities including field trials, co-evolution agreements, and commercial sales. Our products have been tested in the respective conversion processes of Gruppo M&G, EdeniQ, Inc., ICM, Inc., and UOP, LLC (a Honeywell company), among others. DuPont Cellulosic Ethanol (formerly DuPont Danisco Cellulosic Ethanol LLC) also plans to validate our products in their conversion process. We have also conducted joint trials with, or sold seed to, AGCO Corporation, EdeniQ, Inc. and Hawai’i BioEnergy, LLC, among others. Furthermore, we work with refining technology companies to optimize feedstock for their refining processes. These collaborators include Novozymes North America, Inc. and ThermoChem Recovery International, Inc.

Sales Incentive Programs for 2012-2013 Sweet Sorghum Season in Brazil

For the 2012-2013 sweet sorghum growing season in Brazil, we have offered our customers the opportunity to participate in various sales incentive and performance based promotional programs. We believe that these programs will facilitate the adoption of our products in Brazil by demonstrating and encouraging best crop management practices. We are also using the programs to encourage new customers, which may not have experience with sweet sorghum production, to adopt our products sooner and at larger scale.

Certain of these sales incentive programs require the customer to purchase our seed and adhere to our agronomic protocols. Depending on the size of the purchase and the crop yield in biomass or ethanol, we could incur costs representing a portion of some customers’ production costs or anticipated yield. We will also offer qualifying participants purchase discounts during the next three growing seasons. In certain cases, for strategically located customers, we will participate directly in, and may incur certain unreimbursed costs for seed, crop production and agronomy services during this season.

Major Research Collaborations

Texas A&M University

In August 2007, we entered into an agreement with Texas A&M for the development and commercialization of high biomass sorghum, sweet sorghum and selected related crops as energy crops, together with the discovery of molecular markers for certain traits. The agreement was amended and restated in September 2011 and provides us with exclusive access to a highly regarded sorghum breeding program and the extensive sorghum genetics, breeding and genomics infrastructure of Texas A&M through September 2026. This agreement provides exclusive options and licenses to defined sorghum germplasm, elite sorghum breeding lines, parental lines, advanced hybrids and genomic markers. We fund the majority of the activities performed by Texas A&M pursuant to our Amended and Restated Sponsored Research Agreement, or the Sponsored Research Agreement. The specific research projects and budgets undertaken pursuant to such agreement will be determined by an Executive Committee comprised of two members from each of Texas A&M and us as set forth in the Sponsored Research Agreement. Ownership of intellectual property rights on results from the program work are allocated based on inventorship. Pursuant to our Sponsored Research Agreement and Amended and Restated Intellectual Property Rights Agreement, or the IP Rights Agreement, we have an option to obtain an exclusive world-wide commercial license to results of the program. Texas A&M has agreed not to conduct any activities in the field of our collaboration under an agreement which would grant rights to a third party during the term of our Sponsored Research Agreement. Our Sponsored Research Agreement expires in September 2026, unless terminated earlier pursuant to customary contract termination provisions or program inactivity. Our licenses on results of the joint program survive termination of the Sponsored Research Agreement and survive until, on a country-by-country basis, the expiration of all registered or patented intellectual property rights of Texas A&M covering the licensed line. Under the Sponsored Research Agreement, we were obligated to enter into good faith negotiations regarding our provision to Texas A&M of certain in-kind research support for Texas A&M’s use in performing project activities under the agreement. We satisfied this obligation by entering into a software license, use and access agreement with Texas Agrilife Research in April 2012, pursuant to which we provide them with up to two years of access to our proprietary Persephone software, and by providing other relevant information.

Pursuant to the IP Rights Agreement, we issued warrants in December 2011 to Texas A&M to purchase 66,666 shares of our common stock at an exercise price equal to $14.30. The warrants expire on September 24, 2026 and, subject to certain conditions, vest in equal installments on the fifth, tenth and fifteenth anniversary of the IP Rights Agreement.

The Samuel Roberts Noble Foundation, Inc.

In May 2006, we entered into an agreement with the Samuel Roberts Noble Foundation, Inc., or the Noble Foundation, a non-profit agricultural institute, for the development and commercialization of switchgrass. This relationship provides us access to extensive breeding infrastructure and exclusive licenses to elite switchgrass varieties, breeding lines and advanced cultivars. We use our markers and other genomics technologies to expand the conventional and molecular breeding program in switchgrass at the Noble Foundation. The collaboration further encompasses the development of agronomic systems and management practices for switchgrass. Our funding commitments under this agreement are determined jointly with the Noble Foundation on a three-year project basis. All germplasm and plant varieties resulting from the joint program are jointly owned by us and the Noble Foundation, while the ownership of other intellectual property rights is allocated based on inventorship, except that Noble Foundation inventions resulting from projects to which we provide a financial contribution are jointly owned. We have exclusive rights to commercialize the results of the joint program. The Noble Foundation has agreed not to collaborate with or perform any activities for the benefit of or grant any rights to third parties in the field of switchgrass without our prior written consent, subject to certain exceptions. This agreement expires in May 2026, unless terminated earlier pursuant to customary contract termination provisions or under certain circumstances, for example if either party ceases substantially all activities in switchgrass, if the institutional mission, purpose or structure of the Noble Foundation changes substantially and adversely affects the Noble Foundation’s ability to satisfy its obligations under the agreement, or if no active collaborative research projects exist for more than two years.

Institute of Biological, Environmental and Rural Sciences of Aberystwyth University

In April 2007, we entered into an agreement with the Institute of Biological, Environmental, and Rural Sciences of Aberystwyth University in Wales, U.K., or IBERS, for morphological characterization, genetic evaluation, and the development and commercialization of miscanthus species as an energy crop. This relationship provides us access to an extensive scientific research infrastructure and includes exclusive licenses to miscanthus germplasm, breeding lines and varieties produced by IBERS, except that IBERS has a non-exclusive license in the United Kingdom to varieties resulting from the joint program. We use our expertise in genomics-based technologies and plant breeding to expand the miscanthus breeding program at IBERS.

Our funding commitments under this agreement are determined jointly with IBERS on a project basis. All germplasm and plant varieties resulting from the joint program are jointly owned by us and IBERS, while the ownership of other intellectual property rights is allocated based on inventorship, except that IBERS inventions resulting from projects to which we provide a certain financial contribution are jointly owned. We have exclusive rights to commercialize the results of the joint program, except that IBERS has a non-exclusive license in the United Kingdom to varieties resulting from the joint program. IBERS has agreed not to collaborate with or perform any activities for the benefit of or grant any rights to third parties in the field of miscanthus without our prior written consent, subject to certain exceptions. This agreement expires on March 31, 2022, unless terminated earlier pursuant to customary contract termination provisions or under certain circumstances, for example if either party ceases substantially all activities in miscanthus, or if no active collaborative research projects exist for more than two years.

We have entered into a collaboration agreement with IBERS and certain other U.K. academic and commercial entities pursuant to which certain research and development activities covered by our original collaboration agreement with IBERS have been integrated into a collaborative project involving these parties. The collaboration project benefits from funding by certain U.K. government agencies, however, we anticipate that we will continue to fund our obligations at current levels including providing some of our ongoing activities as contributions in kind. This arrangement does not involve any significant modification to our intellectual property and commercialization rights as set forth in our original collaboration agreement with IBERS.

Monsanto Company

In April 2002, we entered into a multi-year discovery and development collaboration with Monsanto Company focused on applying genomics technologies to identify genes that provide improvements in corn, soybean and certain other row crops. Pursuant to this agreement, Monsanto licensed rights to a portion of our trait discovery pipeline in certain row crops in exchange for license payments over several years. Monsanto also funded a research program with us, which was completed in 2007. The term of this agreement continues for the life of the last patent licensed pursuant to the agreement. The licenses granted to Monsanto are royalty-bearing, subject to patent protection. The intellectual property rights on inventions conceived by us pursuant to the collaboration vest in us and Monsanto has certain exclusive and non-exclusive licenses to the results of the collaboration activities for certain row crops. We believe the $137 million transaction with Monsanto, a market leader in crop biotechnology, validated our technology platforms and provided us a channel to begin to deploy our traits into corn, soybean and other commodity crops. We remain free under this agreement to develop and commercialize the genes and traits developed under this collaboration for deployment in our energy crops and certain other crops such as rice. With respect to corn, soybean and other row crops, we are free to license some of the genes discovered during this collaboration on a non-exclusive basis to third parties. We can also develop and exclusively license to third parties genes not covered under this agreement and which we have subsequently developed for use in corn, soybean and other row crops. In connection with the collaboration agreement, Monsanto also obtained an equity interest in us in the form of preferred stock which, at the time of the IPO, represented less than 5% of our common stock.

Research Activity Costs

At August 31, 2012 the future minimum payments under the Company’s research collaboration agreements are as follows:

(in thousands)
2013	$2,524
2014	2,178
2015	2,617
2016	2,772
2017	613

$10,704

Government Grant Awards

Grant awards help mitigate the costs and risks of developing new products and have historically allowed us to broaden the scope and speed of our research and development activities. Over the past five years, we have received several grants from the DOE, the USDA, the USAID, and the joint USDA/DOE BRDI program as well as state-level grants. These have allowed us to investigate the use of our biotech traits for increased yield, nitrogen use efficiency, flowering regulation, improved carbon sequestration, drought and salt tolerance, and enhanced biochemical conversion in crops. Our grant funding totaled $2.4 million in the fiscal year ended August 31, 2012.

Our projects funded in whole or in part by grants during fiscal year ended August 31, 2012 include:

•	A $5.1 million U.S. Department of Energy ARPA-E grant to develop high biomass, low-input energy crops;

•	A $3.0 million USAID grant to develop several traits in rice for Asia;

•	A subcontract award of $2.2 million under a $25 million DOE Integrated Biorefinery grant awarded to Amyris, Inc. to conduct multi-site trials of sweet sorghum;

•	A $883,000 BRDI grant with Choren USA, LLC, a biorefining company, to investigate desirable biomass compositional characteristics for biomass gasification;

•	A subcontract of $521,000 under a $1.1 million BRDI grant to Exelus, Inc. to develop drought and salt tolerant traits in switchgrass and miscanthus;

•	A $491,000 subcontract award from the DOE’s BioEnergy Science Center to field trial traits to reduce recalcitrance and improve conversion of switchgrass to biofuels;

•

A subcontract award of $86,000 under a $4.7 million BRDI grant to the University of Tennessee together with DuPont Cellulosic Ethanol (formerly DuPont Danisco Cellulosic Ethanol LLC) to plant 1,000 acres of switchgrass to investigate agronomy and biomass supply chain logistics; and

•

A contract of $22,000 under a $25 million DOE Integrated Bio-Refinery, or IBR, grant to UOP, LCC (a Honeywell company) to build a demonstration unit in Hawaii to convert cellulosic biomass into renewable transportation fuels.

Intellectual Property

Our success depends in large part on our proprietary products and technology for which we seek protection under patent, plant variety protection, plant breeders’ rights, copyright, trademark and trade secret laws. Protection of products, technology and trade secrets is also maintained using confidential disclosure agreements entered into by our employees, consultants and potential and actual third party collaborators. Protection of our technologies enables us to offer our customers and partners proprietary products unavailable from our competitors, and to exclude our competitors from practicing technology that we have developed or exclusively licensed from other parties. If competitors in our industry have access to the same technology, our competitive position may be adversely affected.

We believe that we have established a broad intellectual property position in plant genes, traits and energy crop germplasm. As of November 7, 2012, we owned or had exclusive licensed rights to approximately 100 issued patents and approximately 210 pending patent applications in the United States and in various foreign jurisdictions. The patents for Ceres-developed inventions are set to expire beginning in 2020. Our patents or patent applications generally relate to compositions of matter for DNA and protein sequences, plants and plant parts, and methods of improving plants. Our patents and applications encompass more than 100,000 full-length, functionally annotated cDNA sequences from several species, hundreds of gene-trait associations, and hundreds of characterized promoters with specialized expression patterns. In addition, we hold dozens of applications for patents, Plant Variety Protection certificates and plant breeders’ rights for our commercial varieties, hybrids and inbreds, as well as for methods for the improvement, propagation, production, and use of dedicated energy crops. Our filings in foreign jurisdictions, such as Europe (approximately 25 pending patent applications, pending plant breeder’s rights applications, and patents registered in specific countries) and Brazil (approximately 25 pending patent and plant variety protection certificate applications), are generally targeted to the products we plan to offer in those respective markets. We continue to file new patent applications, for which terms generally extend 20 years from the filing date in the United States. The duration of plant variety protection and plant breeder’s rights protection varies among jurisdictions, e.g., the duration is 20 years from issue in the United States, 25 years from filing in Europe, and 15 years from grant of a Provisional Certificate of Protection in Brazil. Our registered and pending trademarks in the United States and in selected foreign countries include Ceres, The Energy Crop Company, Blade Energy Crops, Blade and Skyscraper.

We will continue to file and prosecute patent, plant variety protection certificate, plant breeders’ rights, and trademark applications in the United States and foreign jurisdictions, as well as maintain trade secrets as is consistent with our business plan in an ongoing effort to protect our intellectual property.

Significant Customers

For the fiscal year ended August 31, 2012, ARPA-E, Campbell Soup Company, USAID and Syngenta represented 24.7%, 17.4%, 16.8% and 14.0% of our revenues, respectively.

Competition

The renewable energy industry is rapidly evolving and new competitors with competing technologies are regularly entering the market. We expect to face competitors on multiple fronts. First, we expect to compete with other providers of seed and vegetative propagation materials in the market for sweet sorghum, high biomass sorghum, switchgrass and miscanthus. While the competitive landscape in these crops is limited at this time, we anticipate that as our products gain market acceptance, other competitors will be attracted to this opportunity and produce their own seed varieties. Second, we believe that new as yet unannounced crops will be introduced into the renewable energy market and that existing energy crops will attempt to gain even greater market share. Existing crops, such as corn, sugarcane and oil palm trees, currently dominate the biofuels market. Based on our experience with current and potential customers, we believe the primary competitive factors in the energy crop seed industry are yield, performance, scale, price, reliable supply and sustainability. As new products enter the market, our products may become obsolete or our competitors’ products may be more effective, or more effectively marketed and sold, than our products. Changes in technology and customer preferences may result in short product life cycles. To remain competitive, we will need to develop new products and enhance and improve our existing products in a timely manner. Our failure to maintain our competitive position could have a material adverse effect on our business and results of operations.

Our principal competitors may include major international agrochemical and agricultural biotechnology corporations, such as Advanta India Limited, The Dow Chemical Company, Monsanto Company, Pioneer Hi-Bred (DuPont), KWS Saat AG and Syngenta AG, all of which have substantially greater resources to dedicate to research and development, production or marketing than we have and some of which are selling or have announced plans to sell competitive products in our markets. We also face direct competition from other seed companies and biotechnology companies, and from academic and government research institutions. New competitors may emerge, including through consolidation within the seed or renewable energy industry. We are unable to predict what effect evolution of the industry may have on price, selling strategies, intellectual property or our competitive position.

In the broader market for renewable energy, we expect to face competition from other potential feedstocks, including biomass residues from food crops, forestry trimmings and municipal waste materials as well as other energy crops. There are multiple technologies that process biomass into biofuels and we have yet to determine compatibility of our feedstocks with all of these processes. Our failure to develop new or enhanced products that are compatible with these alternative technologies, or a lack of market acceptance of our products as the common denominator in a broad array of bio-based products that are alternatives to petroleum based products, could have an adverse effect on our business. Significant developments in alternative technologies, such as the inexpensive and large-scale storage of solar or wind-generated energy, may materially and adversely affect our business in ways that we do not currently anticipate.

Government Policies and Incentives

There are numerous mandates, incentive programs, tax credits, support schemes and pending legislation that impact the establishment and growth of bioenergy markets. Some of the most relevant to our near term business opportunities are highlighted below:

Brazil: Low-Interest Loans and Credit for Sweet Sorghum — In 2012, the Brazilian government for the first time incorporated sweet sorghum as a strategic crop in its annual agricultural and livestock plan (Plano Agrícola e Pecuário 2012/2013). As a result, sweet sorghum can be financed under special credit plans reserved for certain agricultural production crops. In addition, to encourage the cultivation of sweet sorghum, especially in sugarcane renewal areas, the government has made available R$270 million, or $132.6 million, in low-interest loans to finance up to 100,000 hectares of sweet sorghum during the 2012-2013 season. Under the program, individual companies or growers can receive up to R$1.6 million, or $0.8 million, in low-interest loans. While we do not believe that sweet sorghum adoption is dependent on such support, this low-interest loan program could have a positive effect on adoption rates and sales volume of our products.

Renewable Fuel Standard 2 — The U.S. Energy Independence and Security Act of 2007, or EISA, increased the volume of renewable fuel required to be blended into transportation fuel to 36 billion gallons per year by 2022, representing an increase of 27 billion gallons from the 2008 target level of 9 billion gallons. EISA also established new categories of renewable fuel and set separate volume requirements for each one, including a 16 billion gallon per year target by 2022 for cellulosic biofuels. While these targets have been adjusted periodically to take into account cellulosic production capabilities, we believe this target demonstrates the U.S. commitment to significantly expand its use of cellulosic fuels. EISA required the

Environmental Protection Agency to apply lifecycle greenhouse gas performance threshold standards to ensure that each category of renewable fuel emits fewer greenhouse gases than the petroleum fuel it replaces. Of our energy crops, switchgrass and miscanthus have been approved as feedstocks for the production of cellulosic biofuels; high-biomass sorghum is currently under review by the EPA. We anticipate approval in 2013 at the earliest.

Renewable Electricity Standard — Twenty-nine states plus the District of Columbia have Renewable Electricity Standards (also known as Renewable Portfolio Standards or RPS); eight additional states have voluntary goals. There is no federal standard currently. States with renewable portfolio standards require that a certain percentage (or absolute amount) of electricity be generated from renewable sources by a specified date. Under existing state regulations, these standards typically range from 10% to 40% of electricity production. To comply, companies must typically own a qualified facility and its output, purchase renewable energy credits or purchase bundled renewable electricity. Contracted, closed-loop biomass is an eligible renewable feedstock in all states with RPS.

Renewable Energy Production Tax Credit — Originally enacted by the U.S. Energy Policy Act of 1992, and updated by the American Recovery and Reinvestment Act of 2009, the Renewable Energy Production Tax Credit, or PTC, provides federal tax incentives for renewable energy projects. In general, the PTC reduces the federal income taxes of qualified tax-paying owners of renewable energy projects based on output. In 2012, the credit ranged from 1.1 to 2.2 cents per kilowatt-hour. Currently, a full PTC is available to dedicated biomass-fired facilities which are commissioned before December 31, 2013 and which utilize100% closed-loop biomass, which is biomass grown exclusively for energy. A half-PTC is available for dedicated biomass-fired facilities utilizing open-loop biomass and other biomass sources, usually waste materials. The PTC is not available for co-firing coal with open-loop biomass, but it is technically available for co-firing closed-loop biomass with coal or open-loop biomass. We believe our customers can utilize our products to produce closed-loop biomass, thereby taking advantage of these tax credits to improve the economics of their operations. However, due to a legislative error, new PTC applications for co-firing with closed-loop biomass, whether with coal or in a dedicated biopower facility with open-loop biomass, cannot be approved since the approving agencies no longer exist despite multiple extensions of the biomass option by Congress and an existing federal budget line item for the program. We have joined utility industry representatives in lobbying Congress for new legislation to correct the error.

Renewables Obligation Certificates — The United Kingdom, which is a potential export market for U.S.-grown biomass, favors biomass from energy grasses in its renewable electricity mandates. Renewables Obligation Certificates, or ROCs, are issued for each megawatt hour, or MWh, of renewable electricity generated. These ROCs are tradable. Compliance can be achieved by acquiring ROCs from generation or purchase, or paying a buy-out price. On August 31, 2012, the average price for ROCs was £40.17, or $64.20. ROCs are earned at various rates, with different categories of generation receiving a different number of ROCs per MWh generated. Co-firing of biomass, for instance, currently receives 0.3 to 0.9 ROCs/MWh, depending on the percentage of biomass combusted with coal. A full 1.0 ROC/MWh can be earned for units fully converted for biomass, and 1.4 ROCs can be earned for new units built specifically for biomass. These rates and categories are subject to final approval by the legislature. We believe that this regulatory scheme provides attractive economics for U.S. growers with nearby access to seaports.

Regulatory Matters

Some of our products and operations are subject to complex regulations.

U.S. Regulatory Process for Our Biotechnology Products

Under the Plant Protection Act of 2000, regulatory approval is required before the introduction, including the environmental release, interstate movement, and importation, of certain genetically engineered organisms, including many of our biotechnology products. The primary U.S. regulatory agency overseeing field testing and deregulation for commercialization of our biotechnology products is the United States Department of

Agriculture, or USDA. Currently, our products intended for the U.S. market do not include herbicide-tolerance or pesticidal traits and, consequently, do not require the involvement of the Environmental Protection Agency. Moreover, our energy crop products are not intended for food or animal feed uses and, consequently, do not require the involvement of the Food and Drug Administration. The Biotechnology Regulatory Services, or BRS, within the USDA’s Animal and Plant Health Inspection Service, or APHIS, has direct oversight of the field-testing and deregulation of our biotechnology products.

In the typical product development process for our biotechnology products, approval by APHIS initially is required for field testing of a new product. Field testing of our biotechnology products is subject to a rigorous permit process that, if successful, results in authorization by APHIS for a defined field testing period in a specific location. As of November 7, 2012, we have been granted permits for field trials of certain of our biotechnology products in development in four field test locations, located in Arizona, Georgia, Tennessee and Texas. We are currently trialing, or intend to trial, several traits in switchgrass, miscanthus and sorghum.

The permit application must contain detailed information about the product, including a description of the inserted genes, their origin, the purpose of the test, how it will be conducted and any actions taken to prevent the release of pollen or seed from the test site. In determining whether to grant a permit and what conditions to impose, APHIS considers any possible impacts of the field test on the environment and any endangered or threatened species. The permitting process for the establishment of initial field tests typically ranges from two to four months, but can be significantly longer for novel products or circumstances.

We must petition APHIS to deregulate certain of our biotechnology products before being able to commercialize the product. The petition process is a multi-year process that varies based on a number of factors, including the extent of the supporting information required, the nature and extent of review by APHIS, including the type and scope of the environmental review conducted, and the number and types of public comments received. Deregulation of a product is not a guaranteed outcome when a petition to deregulate a biotechnology plant is submitted to APHIS.

The process for obtaining favorable action on petitions for non-regulated status, as well as permits for field testing, has become more complex and time consuming in recent years. In October 2008, APHIS issued proposed regulations that would significantly revise the permitting process; however, whether or when APHIS will issue final regulations is not known.

We are a founding member of the Excellence Through Stewardship, or ETS, organization, which encourages implementation of biotechnology-derived product stewardship practices, including third-party audits of members to verify that stewardship programs and quality management systems are in place and consistent with ETS initiative. We successfully completed an ETS third party audit in December 2009 as well as a regularly scheduled ETS third-party audit in August 2012. Under the program, we continue to conduct yearly internal audits and a third-party audit every three years.

We also voluntarily participate in the USDA’s Biotechnology Quality Management System, or BQMS program, which helps organizations involved in biotechnology research and development analyze the critical control points within their management systems to better maintain compliance with the APHIS regulations for the import, interstate movement and field release of regulated biotechnology traits. In August 2012, a third party audit verified that our stewardship, plant product integrity and incident response management procedures conform to the BQMS program audit standard.

Some of our biotechnology products are not regulated by APHIS. For instance, in April 2012, at our request, APHIS confirmed to us that, based on our description of the origin and development of one of our high-yield traits, certain experimental switchgrass lines were not regulated articles. We believe that the ruling from APHIS will make it more cost-effective for us to develop this trait in energy crops. As a participant in the ETS and BQMS programs, we continue to follow standard stewardship procedures for field evaluations of this trait. These switchgrass lines may still be subject to other applicable regulatory authorities such as EPA and FDA.

Brazilian Regulatory Process for Our Biotechnology Products

In Brazil, the approval of biotechnology products is regulated by the National Technical Commission of Biosafety, Comissão Técnica Nacional de Biossegurança, or CTNBio, under the Ministry of Science and Technology. CTNBio is composed of 27 members with specialists with scientific and technical knowledge from four different areas, including specialists in animal, plant, environment and health (12 members), ministerial representatives of the federal government (9 members) and specialists from other areas such as consumer defense and family farming (6 members) that meet once per month to review applications. CTNBio has developed guidance describing the information required as part of an application for commercial approval of a biotechnology product. Once an application is submitted it is analyzed by a team of reviewers who then present the application to the broader committee for a decision. The review team or the committee can request additional information from the applicant. The application process is generally an iterative process with the applicant providing additional data for review and consideration at subsequent monthly meetings until all the reviewers’ and the committee’s questions have been resolved. During the review process, CTNBio will evaluate the need for further environmental impact assessments. CTNBio may conduct public hearings on certain products to seek additional input. CTNBio may refer applications to, among others, the National Biosafety Council, or CNBS, to review any socio-economic aspects or national interests that may be implicated.

In March 2012, we received a Certificate of Quality in Biosafety from CTNBio, which allows us to submit requests to import and evaluate plants with traits developed through biotechnology at our plant breeding facility in Centralina, Minas Gerais. Since then, we have submitted an import and field trial request for several traits for sweet sorghum, which are currently under review by CTNBio for approval.

The company’s current commercial product offerings in Brazil do not include biotech traits, and are not subject to CTNBio oversight.

European Regulatory Process for Our Biotechnology Products

The European Union, or EU, has established a legal framework for activities involving what it describes as “genetically modified organisms,” or GMOs, and some of our biotechnology products will fall within the scope of this legislation.

Development field trials and commercial introduction are governed by European Directive 2001/18/EC on the introduction into the environment of GMOs. This Directive requires activities with GMOs in the open environment to obtain a mandatory approval before the activity can be initiated and provides principles for environmental risk assessment and evaluation of the risk assessment by independent expert panels.

The procedure for field trials requires submission of an application substantiated with scientific information to the national authority of the Member State within whose territory the experimental release is to take place. This authority will typically request the advice of a national expert panel and decide whether the trial can proceed, possibly with additional conditions. While the procedure is harmonized, there are differences among Member States.

Under Directive 2001/18/EC, a company intending to market a GMO must first submit an application to a competent national authority of an EU Member State, which will issue a formal opinion in the form of an assessment report. In the event of a favorable opinion, the assessment report is shared with other Member States via the European Commission. The other Member States and the European Commission may issue observations and objections to the report. If there are no objections by other Member States or by the European Commission, the competent authority that carried out the original assessment authorizes the placing on the market of the product. The authorized product may then be placed on the market throughout the European Union in conformity with any conditions set out in the authorization. The authorization has a maximum duration of 10 years and may be renewed.

If objections are raised, the procedure provides for a conciliation phase among the Member States, the Commission and the notifier. If at the end of the conciliation phase the objections are maintained, a decision must be taken at European level. The Commission first asks for the opinion of the European Food Safety Authority (EFSA), composed of independent scientists in the fields associated with medicine, nutrition, toxicology, biology, chemistry and other similar disciplines. The Commission then presents a draft decision to the Regulatory Committee composed of representatives of the Member States for an opinion. If the Committee gives a favorable opinion, the Commission adopts the decision. If not, the draft Decision is submitted to the Council of Ministers for adoption or rejection by qualified majority. If the Council does not act within three months, the Commission shall adopt the decision.

In cases where our biotechnology products or derivates thereof are intended to be used as food or feed, or could end up in food or feed, additional legal requirements are required; in particular Regulation (EC) No 1829/2003. The Regulation attempts to put in place a centralized, uniform and transparent EU procedure for all applications for placing on the market, whether they concern the GMO itself or the food and feed products derived therefrom. This means that business operators may file a single application for the GMO and all its uses: a single risk assessment is performed and a single authorization is granted for a GMO and all its uses (cultivation, importation, processing into food/feed or industrial products). If one of these uses concerns food or feed, all the uses may be treated under Regulation 1829/2003.

The European Commission and Member States review and adapt the GMO framework regularly. Several scientific advisory bodies, most prominently the EFSA, update their guidance notes and recommendations on data requirements. Finally, the political acceptance of biotech traits crops is known to differ considerably between Member States and between consecutive governments in a Member State. Therefore, it is not possible to predict the outcome of any application made in the EU.

We are not currently subject to the GMO oversight as our current product offerings in the EU do not include biotechnology products. However, we do anticipate introducing biotechnology products in the EU in the future.

Other Regulation

Phytosanitary Certification. Nearly all countries, including the United States and Brazil, and many local jurisdictions, require phytosanitary certificates to import seed or plant materials. These certificates, issued by government agricultural inspectors where seeds or plants are produced or packaged, attest that seeds or plants are clean, free of prohibited impurities and have been tested for the presence of various pathogens that can be carried in or on the seeds or plant tissue. We obtain such certificates when necessary, including in connection with the use of our seeds for research or sample testing.

Seed and Plant Variety Registration. Seed and plant variety registration provides an organized system for protecting seed and plant variety owners as well as growers from misleading marketing practices. Registration of seed and plant varieties is voluntary in the United States under the Federal Seed Act. Applicants must attest that their product is phenotypically unique; that is, verifiably different from varieties that currently exist in the market. A similar system exists in Brazil, the European Union and many other countries; however, the registration process itself may be more regulated, and is sometimes required prior to the commencement of seed sales. In Brazil, sweet sorghum requires two seasons of trial data to be registered, which must be completed prior to the commencement of sales. We have received the necessary governmental variety registrations for the sweet sorghum varieties we are marketing in Brazil. Similarly, in the European Union, two years of field trials with a national authority are required to receive registration for all member states. Registration is required prior to the commencement of sales for new high biomass sorghum and sweet sorghum seed varieties; there is no registration requirement for switchgrass or miscanthus at this time.

Regulation of Laboratory and Greenhouse Facilities. The use of genetically engineered organisms in laboratory and greenhouse facilities is subject to rules intended to ensure that such organisms are handled safely and do not pose an unacceptable risk to human health or the environment. The National Institute of Health’s Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines, describe methods for the safe handling of transgenic materials in laboratory settings. Appendix P (Physical and Biological Containment for Recombinant DNA Research Involving Plants) of the NIH Guidelines describes specific requirements for facilities and practices to meet containment standards for each of the different biosafety levels from lowest containment (designated BL1-P) through the highest containment (designated BL4-P). Appendix P is also used as a guideline for practices relating to conducting experiments to construct, develop, and propagate genetically engineered plants. Our current biosafety level is BL1-P, which requires a low level of containment for experiments involving our plants with genetically engineered traits.

Hazardous Materials. Our laboratory and field activities inherently involve the use of potentially hazardous materials, which are subject to health, safety and environmental regulations. Our infrastructure, procedures and equipment are designed to meet our obligations under these regulations. We perform recurring internal and third-party audits and provide employees ongoing training and support, as required. All employees must comply with safety instructions and procedures, which are codified in our employment policies.

Employees

As of November 7, 2012, we had approximately 96 full-time employees. Of these employees, approximately 62 were engaged in research and development. Our employees are located in the United States and Brazil. We consider our employee relations to be good. None of our employees are represented by a labor union or collective bargaining agreement.

About Ceres

We were incorporated in Delaware in March 1996 under the name Ceres, Inc. Our principal offices are located at 1535 Rancho Conejo Blvd., Thousand Oaks, CA 91320 and our telephone number is (805) 376-6500. Our website address is www.ceres.net. We do not incorporate the information on our website into this Annual Report on Form 10-K.

Available Information

We file or furnish periodic reports, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at (800) SEC-0330 or by sending an electronic message to the SEC at publicinfo@sec.gov. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our reports, proxy statements and other information are also made available, free of charge, on our investor relations website at http://investor.ceres.net as soon as reasonably practicable after we electronically file such information with the SEC. References to our corporate website address in this Annual Report on Form 10-K are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

Item 1A.	Risk Factors

Risks Related to Our Business

We have a history of net losses; we expect to continue to incur net losses and we may not achieve or maintain profitability.

With the exception of the fiscal years ended December 31, 2003, 2005 and 2006, we have incurred net losses each fiscal year since our inception. As of August 31, 2012, we had an accumulated deficit of $242.1 million. We expect to incur additional losses for at least the next several years as we continue to invest in our research and development programs, develop new products and move forward with our commercialization activities. The extent of our future net losses will depend, in part, on our product sales growth and revenue from collaborations and government grants, and on the level of our operating expenses. To date, substantially all of our revenue has been derived from collaboration agreements and government grants, and we have had very limited revenue from seed sales. Over the next several years, we expect our revenue will shift from being derived primarily from collaborations and government grants to product sales. Our ability to generate future revenue will depend upon our ability to meet our obligations under our collaborations and government grants, to enter into new collaborations or out-licensing agreements and to successfully commercialize our products. The market for seeds for dedicated energy crops is relatively new and still developing and our success in generating revenue from product sales depends in the near term in large part on the success of our sweet sorghum products in Brazil and in the future on the adoption of other dedicated energy crops as a biomass feedstock. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our products are in the early stages of commercialization.

Our existing products are in the early stages of commercialization and our efforts to commercialize our products may not be successful. Our product sales for the years ended August 31, 2012 and August 31, 2011 were minimal and were derived mainly from sales to third parties that were evaluating our products. We began selling seeds in the Brazilian market in November 2011.

The markets for our other products, mainly switchgrass and high biomass sorghum, are not fully developed. We completed our first sale of switchgrass seeds in 2009 and high biomass sorghum seeds in 2010 and to date have sold approximately $0.6 million of these products in the aggregate. Our seed-propagated miscanthus product is still under development and is not yet available for commercial sale.

Our business strategy going forward includes the introduction of crops with genetically engineered, or biotech, traits. The development of biotech traits in commercial crops is a multi-year process. Following transformation, when the selected gene is inserted in a target crop, the resulting plants are evaluated in the greenhouse for one to two years, and then in the field to confirm results for two to four years. Following field trials, specific gene-trait combinations are selected and typically submitted for regulatory approval, or deregulation, a process that has historically taken one to three years in the United States and Brazil. Assuming these averages, we believe that we could introduce our first biotech trait or traits to the market in 2016 at the earliest. By contrast, our existing sweet sorghum, switchgrass and high biomass sorghum products have all been created through the use of conventional breeding. As a result, even if these products are successfully sold and adopted by customers, they do not necessarily demonstrate our ability to successfully develop, market and sell biotechnology products. If we are not able to bring our existing products or new products with significant commercial potential to market in a timely manner, we will not be successful in building a sustainable or profitable business.

The markets for some of our dedicated energy crops are not well established and may take years to develop or may never develop and our growth depends on customer adoption of our dedicated energy crops.

We sell proprietary seeds to produce dedicated energy crops for the renewable energy market, which is not well established and is evolving. Although our sweet sorghum products are targeted for use as a feedstock to produce ethanol, ethanol has historically been produced from corn in the United States and sugarcane in Brazil and we will need to continue to demonstrate on a commercial scale that sweet sorghum can reliably be used as a cost-efficient feedstock for ethanol production. Cellulosic biofuels have been produced on a limited scale from woody biomass, such as wood chips, or agricultural residues, and we will need to demonstrate on a commercial scale that biomass grown from our seed products, including switchgrass and high biomass sorghum, can be used as cost-efficient feedstocks for the production of biofuels, biopower and other bio-based products.

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

As part of our product development activities and customer support, we provide agricultural producers and biomass procurers with information and protocols regarding the establishment, management, harvest, transportation and storage of our energy crops for use in bioenergy. In addition to seed selections, such crop management recommendations may include equipment selection, planting and harvest timing, application of crop protection chemicals or herbicides and storage systems. While some of our crops, such as sorghum and switchgrass, have been grown for other uses, the crop management practices required for energy crop production are still new and are evolving. Our general or specific protocols may not apply to all circumstances, may not be sufficient, or may be incorrect, leading to reduced yields, crop failures or other production problems or losses by our customers or collaborators. Such failures may harm our customer or collaborator relationships, our reputation and our ability to successfully market our products, and may lead to liability claims against us. Further, the use of our seeds may require a change in current planting, rotation or agronomic practices.

Our largest immediate commercial opportunity is the Brazilian ethanol market, where we only recently completed a second season of commercial-scale production of our sweet sorghum products in Brazil.

We concluded our second commercial-scale plantings of sweet sorghum in Brazil during the 2011-2012 growing season. The 2011-2012 sweet sorghum crop generally suffered from reduced yields due wholly or in part to weather, soil conditions, harvest timing, failure to follow our crop management recommendations or other causes. To the extent that the results of these plantings wholly or in part do not meet our collaborators’ expectations, we may experience a significant delay in commercializing our sweet sorghum products in Brazil. These results could create the perception that the overall season was a failure. This could discourage the mill owners that planted our seeds during the 2011-2012 growing season from planting our seeds again and discourage other mill owners from trying our sweet sorghum products. The future success of our “drop-in” sweet sorghum products in Brazil will depend on mill owners’ ability or willingness to devote proper resources, including land, to our products and the timing of planting and harvesting of our sweet sorghum products. The decision to devote land and resources to a particular crop is dependent on many factors, some of which are outside of our control. To the extent that our sweet sorghum products do not result in expected yields, we may have difficulty convincing sugarcane-to-ethanol mill owners to purchase or trial our current and future sweet sorghum products.

Our sales incentive and performance based promotional programs for the 2012-2013 season in Brazil may result in costs in excess of our seed sales revenue.

For the 2012-2013 sweet sorghum growing season in Brazil, we have offered our customers the opportunity to participate in various sales incentive and performance based promotional programs. While we believe that these programs will facilitate the adoption of our products in Brazil, and our own experimental results lead us to believe that our new generation of hybrids will meet or exceed our performance targets, we have limited experience with the performance of these products at a large scale as well as what level of yield shortfalls to expect across wide area plantings, which are subject to the vagaries of weather and the environment. A net loss in revenue from Brazil seed sales could cause the perception that our commercial plantings were unsuccessful, and adversely affect our ability to sell seed of our sweet sorghum products in following seasons. Moreover, customers may insist on us repeating these sales incentive and performance based promotional programs in future seasons, exposing us to ongoing costs.

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

We and our collaborators and potential customers are currently conducting field trials of our products in various geographies around the world. We have limited control over field trials that are conducted by third parties and are dependent on their ability to follow our suggested protocols. There are various reasons these trials may fail to succeed, including weather, planting our seeds too late in the growing seasons or the incorrect use of fertilizers, and we have in the past conducted trials that we believe failed to fully meet the expectations of our collaborators. Statements by our collaborators or potential customers about negative field trial experiences could harm our reputation and the decision by these parties not to proceed with large-scale trials or seed purchases based on negative results could harm our business, revenue and profitability.

Environmental factors, including weather, moisture, and plant infestations, may negatively affect the crops grown from our seeds or our seed inventories.

The plants grown from our seeds are subject to the vagaries of the weather and the environment, either of which can reduce crop yields. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornados, freezing conditions, drought, fire or other natural disasters, can affect the timing of planting or harvesting and the acreage planted, as well as yields. The effects of disease, pests, fungi, bacteria and insect infestations can also be unpredictable and devastating to crops, potentially rendering all or a substantial portion of the affected harvests unsuitable for use. In addition, our crops and harvests may be adversely affected by climate change resulting from global warming, including changes in precipitation patterns and the increased frequency of extreme weather events. Each of these weather and environmental factors affects geographic regions differently. Should these or other environmental factors adversely affect the crops grown from our products, growers may be unable or unwilling to purchase our seeds or they may choose to purchase other seeds deemed better adapted to the particular climatic or environmental conditions they are facing. For example, South-Central Brazil experienced a significant drought during the 2011-2012 growing season. As a result, agricultural production in the region was adversely affected to varying degrees. This included the 2011-2012 sweet sorghum crop, which generally suffered from reduced yields and increased variability in crop performance, which has been adversely affecting the demand for our seeds for the 2012-2013 growing season.

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

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the year ended August 31, 2012 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that sales of our seeds in Brazil will typically be higher in our first and second fiscal quarters, due to the timing of the planting decisions made by our customers. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible that we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

A decline in the price of petroleum-based products may reduce the demand for many of our products and adversely affect our business.

We believe that some of the projected demand for renewable alternatives to fossil fuels is a result of the recent increase and volatility of oil prices that has occurred over the past few years. Oil and petroleum prices are currently at or near historically high levels. We anticipate that most of our product sales will be driven by the demand for alternatives to petroleum-based products. If the price of oil falls, and periods of lower oil prices are sustained, demand for biofuels or other bio-based products could also decline. Declining oil prices, or forecasts of a future decline in oil prices, may adversely affect the prices for renewable energy products and the prices we can obtain from our potential customers or cause potential customers to not buy our products, which could materially and adversely affect our operating results. We believe that our market opportunity to sell sweet sorghum seeds in Brazil is based, at least in part, on the shortages Brazil has encountered in producing sufficient quantities of sugarcane-based ethanol to satisfy local demand. We cannot predict whether these shortages will be sustained or whether the Brazilian market will experience periods of ethanol shortages in the future.

A significant increase in the price of sugar relative to the price of ethanol may reduce demand for our sweet sorghum and may otherwise adversely affect our business.

We are marketing our sweet sorghum varieties in Brazil as a “drop-in” feedstock to extend the operating season of Brazilian sugarcane-to-ethanol mills, the operating days of which are currently limited due to the inherent limitations of sugarcane physiology and growth patterns. For example, our proprietary varieties of sweet sorghum can typically be harvested from February to May while sugarcane, which is grown year-round, is typically harvested from April to December, depending on weather and market conditions. In addition, we may market our sweet sorghum seeds for planting on marginal land which would not otherwise be well suited for sugarcane. However, if the price of sugar, which is produced from sugarcane and which cannot be produced from sweet sorghum alone today, rises significantly relative to the price of ethanol, it may become more profitable for ethanol mill operators to grow sugarcane even in adverse conditions, such as through the expansion of sugarcane fields to marginal land or the extension of the sugarcane harvesting season. During sustained periods of significantly higher sugar prices, demand for our seeds may decrease, which could materially and adversely affect our operating results.

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

Once a mill begins to crush sugarcane or other feedstock, it generally seeks a continuous supply of the feedstock to run its mill without interruption until the feedstock is depleted. Our sweet sorghum is intended to be used as a season-extending crop. Should the sugarcane harvest season be delayed due to weather or other factors, a mill may choose to delay the harvest of sweet sorghum to avoid the downtime caused by a supply gap between a season-extending crop like sweet sorghum and sugarcane, which occurred during the 2011-2012 season. Since our sweet sorghum grows quickly and maintains its peak sugars for one to two weeks, depending on growing conditions, delays in harvesting beyond this time period may result in lower sugar volumes per acre as well as other potential production issues as mature plants begin to decline and may lodge. Such issues could impact growers’ perception of the quality or usefulness of our products and, as a result, their willingness to purchase these products from us in the future.

Our product development efforts use complex integrated technology platforms and require substantial time and resources to develop and our efforts may not be successful or the rate of product improvement may be slower than expected.

The development of successful agricultural products using complex technology discovery platforms such as ours requires significant levels of investment in research and development, including field testing, to demonstrate their effectiveness and can take several years or more. For the fiscal year ended August 31, 2012, we spent $19.2 million on research and development. We intend to continue to spend significant amounts on research and development in the future to continue to improve the performance of our products. Our substantial investment in research and development may not result in significant product revenues, particularly over the next several years. To date, companies have developed and commercialized relatively few dedicated energy crops, and no genetically engineered dedicated energy crops.

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

We are in the beginning phases of building brand awareness for our dedicated energy crops. To date, we have had limited experience selling our products. We currently have limited resources to market and sell our products on a commercial-scale across various geographic regions. As of November 7, 2012, our sales and marketing and business development departments together had six full-time employees. Developing our sales and marketing infrastructure and gaining the necessary expertise will require that we hire additional sales and marketing personnel, which could take longer than we expect and may require significant resources. We may be unable to grow our sales and marketing or business development infrastructure to adequately cover the geographic regions where we see the most opportunity, which could slow the adoption of our products and the growth of product revenue.

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

Our principal competitors may include major international agrochemical and agricultural biotechnology corporations, such as Advanta India Limited, The Dow Chemical Company, Monsanto Company, Pioneer Hi Bred (DuPont), KWS Saat AG and Syngenta AG, all of which have substantially greater resources to dedicate to research and development, production, and marketing than we have and some of which are selling or have announced plans to sell competitive products in our markets. We also face direct competition from other seed companies and biotechnology companies, and from academic and government research institutions. New competitors may emerge, including through consolidation within the seed or renewable energy industry. We are unable to predict what effect evolution of the industry may have on price, selling strategies, intellectual property or our competitive position.

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

We are a party to license agreements with third party collaborators, including Texas A&M and the Noble Foundation, that require us to remit royalty payments to these third parties if we incorporate their licensed intellectual property into our products. While we are currently working on developing numerous products that incorporate aspects of this intellectual property, we have to date only sold small amounts of such products. The amount of royalties that we could owe under these license agreements is a function of our sales and the applicable royalty rates depend on a number of factors, including the portion of our third-party collaborator’s intellectual property that is present in our products.

Because of our historical limited volume of sales, we have had little experience in calculating royalties under these license agreements and it is unclear exactly how much of this licensed intellectual property will be included in any final products we offer for commercial sale. As a result we cannot precisely predict the amount, if any, of royalties we will owe in the future. If, once we commence sales of these products, we determine that the products include more intellectual property of our third party collaborators than we had previously determined, or if our calculations of royalty payments are incorrect, we may owe more royalties, which could negatively affect our results of operations. As our product sales increase, we may, from time-to-time, disagree with our third party collaborators as to the appropriate royalty rate and the resolution of such disputes may be costly and may consume management’s time. Furthermore, we may enter into additional license agreements in the future, which may also include royalty payments.

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

In addition, the United States Congress has passed legislation that extends tax credits or other economic incentives for, among other things, the production of certain renewable fuel products. For example, the United States adopted the Renewable Energy Production Tax Credit that provides federal tax incentives for renewable energy projects. We cannot provide assurances that these tax credits or other economic incentives will remain in place. For example, the Biomass Crop Assistance Program, which had provided risk mitigation and production incentives to encourage growers to produce dedicated energy crops, expired in September 2012. Any future reduction in or phasing out or elimination of existing tax credits, subsidies and other incentives in the United States and foreign markets for renewable biofuels, or any inability of us or our prospective customers to access such credits, subsidies and other incentives, may adversely affect demand for, and increase the overall cost of our renewable transportation fuels, which would adversely the prospects for our business.

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

There are certain regulatory requirements affecting the field testing and commercialization of our biotechnology products in each of the markets in which we operate. In the United States, the U.S. Department of Agriculture, or USDA, must review and deregulate many of our biotechnology products prior to commercial sale. The Biotechnology Regulatory Services, or BRS, within the USDA’s Animal and Plant Health Inspection Service, or APHIS, has direct oversight of the field testing and deregulation of our regulated biotechnology products. The deregulation process for these biotechnology products is a costly, multi-year process, with no guarantee of success. The length of the deregulation process varies based on a number of factors, including the extent of the supporting information required, the nature and extent of review by the USDA, including the type and scope of the environmental review conducted, and the number and types of public comments received. For example, after the initial filing of a petition for deregulation, the USDA may ask for additional data, including data on new areas of inquiry that might require us to conduct additional field tests or analyses, which may cause delays in the deregulation process. Deregulation of a product is not a guaranteed outcome. The USDA or other regulators may also impose costly monitoring requirements on the planting of our biotechnology products.

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

Before the USDA will review and deregulate our biotechnology products subject to regulation, the USDA requires us to obtain permits to plant and test these products, and there are similar permitting requirements in Brazil. In determining whether to grant a field test permit and what conditions to impose, regulators consider any significant impacts that field tests may have on the environment and on endangered or threatened species. In the United States, the permitting process for the initial field tests typically ranges from two to four months, but this time period can be significantly longer for novel products or circumstances. While to date our permits for our field trial locations have been obtained with minimal delays, there can be no assurance that we will not encounter material delays in the future as we test new biotechnology products. If we are not able to obtain the necessary field test permits or if there are significant delays in the permitting process, the commercialization of our products may be delayed or prevented and our business and results of operations may be adversely affected. A prolonged delay in the regulatory process could adversely affect our ability to generate product revenues.

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

The development and commercial success of our non-biotechnology products may be delayed or negatively affected because of adverse public perception or regulatory concerns about the safety of our products and the potential effects of these products on other plants, animals, human health and the environment. The potential for unintended but unavoidable trace amounts, sometimes called “adventitious presence,” of transgenes in conventional seed, or in the grain or products produced from conventional or organic crops, is another factor that could affect general public acceptance of these traits. For example, our current sweet sorghum, high biomass sorghum and switchgrass products have been produced exclusively through conventional breeding and have not been genetically engineered by us. It is possible, however, that trace amounts of our transgenes are nevertheless in our conventional products. In addition, trace amounts of transgenes may unintentionally be found outside our containment area in the products of third parties, which may result in negative publicity and claims of liability brought by such third parties against us. Furthermore, in the event of an unintended dissemination of our genetically engineered materials to the environment, we could be subject to claims by multiple parties, including environmental advocacy groups, as well as governmental actions such as mandated crop destruction, product recalls or additional stewardship practices and environmental cleanup or monitoring.

Ethical, legal and social concerns about land use could limit or prevent the widespread adoption of our products, which could negatively affect our ability to generate revenue.

The commercial success of our products also may be adversely affected by claims that the production of bioenergy displaces land that would otherwise be used for food and feed production, leading to shortages and higher prices for food and feed commodities. Droughts and crop failures that occur from time to time may exacerbate these claims. These claims are based, in part, on the assumption that there is a scarcity of available land for crop production, productivity is uniform across the globe and that productivity will remain flat over time. While these assumptions are not universally accepted, their acceptance by legislatures or advocacy groups could harm our ability to sell our products. The increased use of land for bioenergy production may also lead to claims that the increased planting of other crops in other regions may cause land clearing, such as in the Brazilian rainforest, and subsequent greenhouse gas releases — a theory known as indirect land use change. This theory proposes that such indirect effects, and their related greenhouse gas emissions should be applied to the emissions life cycle of bioenergy feedstocks, including dedicated energy crops. The perception that our products are resulting in higher greenhouse gas emissions could disadvantage our products related to other potential energy sources, or make it more difficult for our products to meet regulatory requirements for reduced emissions.

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

Economic conditions in the United States, Brazil and Europe could adversely affect our efforts to achieve profitability. The purchasing decisions of utilities, mill operators, growers and other potential customers, and their ability to timely pay for our products, are impacted by their economic health. We may have to extend credit to our customers for our seed products or for certain planting and crop management services that we may provide from time to time. For instance, during the 2012-2013 sweet sorghum productions season, we may extend credit to participants in certain of our sales incentive and performance based promotional programs in Brazil. These credit practices may expose us to credit risk of utilities, mill operators and growers and other potential customers, and combined with the seasonality of our sales, make us dependent on our ability to fund our working capital requirements through other means. If the current difficult economic conditions continue or worsen, the economic health of our customers and potential customers could further deteriorate.

Our activities are currently conducted at a limited number of locations, which makes us susceptible to damage or business disruptions caused by natural disasters.

Our headquarters and certain research and development operations are located at a single facility in Thousand Oaks, California. Our main breeding stations are located near College Station, Texas, and in Brazil near Centralina in the state of Minas Gerais, with additional breeding and agronomy trials situated in select locations across the world, including the Americas, Europe and Asia. Our seed production takes place primarily in the United States and Puerto Rico, as well as Bolivia and Brazil. Warehousing for seed storage is located primarily in Texas and the state of São Paulo, Brazil. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of critical research results and computer data. However, a natural disaster, such as a hurricane, fire, flood, tornado or earthquake, could cause substantial delays in our operations, damage or destroy our equipment, inventory or development projects, and cause us to incur additional expenses. For example, on February 3, 2012, one of our plant breeding and field research stations located near College Station, Texas, was damaged by a tornado. Repairs, which will be covered by insurance, subject to our deductible, were largely completed by September 2012. However, the insurance we maintain against natural disasters may not be adequate to cover our losses in any future case.

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

Competition for qualified personnel is intense among agricultural biotechnology and other technology-based businesses, particularly for personnel with the appropriate level of education, experience and training. We may not be able to recruit and retain such personnel at compensation levels consistent with our existing compensation structure. Appreciation of the Brazilian Real against the U.S. dollar would make it more difficult for us to meet compensation expectations of Brazilian personnel. In addition, in making employment decisions, job candidates often consider the value of equity they may receive in connection with their employment. Therefore, significant volatility in the price of our stock may adversely affect our ability to attract or retain personnel. Competition for qualified personnel in Brazil is particularly intense due to the importance of the agricultural industry in Brazil and the recent increased activity levels of U.S. agricultural or renewable energy companies in Brazil, including Amyris, Inc. and Monsanto Company.

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

As of August 31, 2012, we had approximately $195.5 million of federal, $131.1 million of state and $5.3 million of foreign operating loss carry-forwards available to offset future taxable income, if any, which expire in varying amounts from 2018 through 2032 for federal tax purposes and from 2014 through 2032 for state tax purposes if unused. The carry-forward period for the foreign net operating loss is indefinite. It is possible that we will not generate taxable income in time to use these loss carry-forwards before their expiration. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carry forwards, or NOLs, to offset future taxable income. We have not completed a Section 382 analysis to determine if an ownership change has occurred. Until such analysis is completed, we cannot be sure that the full amount of the existing NOLs will be available to us, even if we do generate taxable income before their expiration.

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

The America Invents Act, which was signed into law on September 16, 2011, brings a number of changes to the U.S. patent system and affects the way patents are prosecuted, challenged and litigated. Among the changes that went into effect September 16, 2012, one of the most significant involves the implementation of a reformed post-grant review system. Other changes, which will go into effect March 16, 2013, include the transition from a “first-to-invent” to “first-to-file” system which harmonizes the U.S. with most of the world. Together, these changes may increase the costs of prosecution and enforcement of U.S. patents. Lack of precedential interpretation of the new provisions in specific cases by the U.S. Patent and Trademark Office and the courts increases the uncertainty surrounding the effect of these changes. While it is currently unclear what impact these changes will have on the operation of our business, they may favor companies able to dedicate more resources to patent filings and challenges.

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

The stock markets in general, and the market for renewable energy stocks in particular, have experienced extreme volatility that have affected and continue to affect the trading prices of equity securities of many companies. These market fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or regulatory changes may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns.

If there are substantial sales of our common stock, or the perception that these sales could occur in the future, the trading price of our common stock could decline.

The trading price of our common stock could decline as a result of sales of a large number of shares of our common stock in the public market. The perception that these sales could occur may also depress the trading price of our common stock. As of November 7, 2012, we had 24,803,986 shares of common stock outstanding. Certain stockholders owning a majority of our outstanding shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States. In addition, certain stockholders, including stockholders owning a majority of our outstanding shares as well as current and former employees, are eligible to resell shares of common stock in the public market under Rule 144, which, in the case of our affiliates, would be subject to volume limitations and certain other restrictions under Rule 144. We have also registered 3,881,155 shares of common stock previously issued or reserved for future issuance under our equity compensation plans and agreements. Subject to the satisfaction of applicable exercise periods and vesting requirements, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

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

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements related to our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years from the date of the completion of our IPO, or until the earlier of (1) the last day of the fiscal year in which our total annual gross revenues exceed $1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day our most recently completed second fiscal quarter or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We cannot predict if investors will find our common stock less attractive if we continue to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices that we make to reduce our disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Under this provision, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. A material weakness is defined as a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. We cannot assure that we, or our independent registered public accounting firm, will not identify material weaknesses or significant deficiencies in the future. Our compliance with Section 404 will require that we incur substantial accounting expense and management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

For so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. To date, we have never conducted a review of our internal controls for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall.

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

Based on the number of shares outstanding as of November 7, 2012, our officers, directors and existing stockholders who hold at least 5% of our stock together beneficially own approximately 64.6% of our outstanding common stock. If these officers, directors and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Headquarters

Our headquarters is located in Thousand Oaks, California, where we lease approximately 49,000 square feet of office, laboratory and greenhouse space. The lease expires on March 31, 2014. We have one option to extend the lease for an additional term of five years, provided that we give notice to the landlord at least six months prior to the expiration of the initial term of the lease.

College Station Research Center

Our plant breeding and field research center is located in Burleson County near College Station, Texas. Completed in 2009, the site consists of approximately 12,000 square feet of office, laboratory, warehouse and greenhouse space. The research center sits on approximately five acres of leased land, which we hold the option to purchase. Adjacent to our facility, we also lease approximately 200 acres of farmland under a five-year lease expiring in 2013, with two options to extend this lease by five years each.

On February 3, 2012, the facility was damaged by a tornado. No one was on site at the time and the impact was limited to structural damage to the building that houses office space and a small laboratory and work space. Our greenhouse, tractor sheds and some agricultural equipment were also damaged. Repairs, which will be covered by insurance, subject to our deductible, were largely completed by September 2012.

Amarillo Operations

Our primary U.S. seed warehousing, conditioning, packaging and order fulfillment facility is located in Amarillo, Texas. Purchased in 2009, the site consists of approximately 46,000 square feet of office and warehouse space on a 32-acre parcel. We anticipate that we will be able to warehouse and process up to 8 to 10 million pounds of seed annually at this facility.

Brazil

We lease two offices in the Municipality of Piracicaba, São Paulo, Brazil. We have a right of first refusal to purchase the property in the event the lessor decides to sell. The leases for these offices expire in 2015. Our plant breeding facility is located in the Municipality of Centralina, State of Minas Gerais, Brazil. The site consists of approximately 450 square meters of office and warehouse space on an approximately 3,876-square-meter parcel. The lease expires in August 2014. We have a right of first refusal in the acquisition of the property. In addition, as part of our plant breeding facility, we lease approximately 58 hectares of cropland under a three-year lease expiring in 2014, which we hold an option to purchase.

We believe that our facilities in California, Texas and Brazil, including our planned seed production facility in South America, will adequately meet our needs in the near term.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Global Market under the symbol “CERE” on February 22, 2012. Prior to that time, there was no public market for our common stock. The high and low sales prices per share of our common stock for fiscal 2012 are as follows:

	High	Low
Fiscal 2012
Second quarter (February 22, 2012 – February 29, 2012)	$15.59	$13.50
Third quarter (March 1, 2012 – May 31, 2012)	18.70	9.54
Fourth quarter (June 1, 2012 – August 31, 2012)	11.42	6.02

Holders of Record

On November 7, 2012, there were approximately 181 stockholders of record of our common stock. Stockholders of record do not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to declare or pay any cash dividends in the foreseeable future.

Equity Plan Information

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Ceres, Inc. under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares our total common stock return with the total return for the Nasdaq U.S. Small Cap Index and the Nasdaq Clean Edge Green Energy Index for the period from February 22, 2012 (the date our common stock commenced trading on the NASDAQ) through August 31, 2012. The data assume an investment of $100 in our common stock at a closing price of $14.80 on February 22, 2012 and in the Nasdaq U.S. Small Cap Index and the NASDAQ Clean Edge Green Energy Index on February 22, 2012. Such returns are based on historical results and are not intended to suggest future performance. Data assumes reinvestment of dividends.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On February 27, 2012, we completed our initial public offering. We sold 5,750,000 shares of common stock at a price to the public of $13.00 per share, which included the underwriters’ exercise in full of their option to purchase 750,000 additional shares. This offer and sale of our common stock in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-174405), which was declared effective by the SEC on February 21, 2012. The underwriters of our initial public offering were Goldman Sachs and Co., Barclays Capital, Piper Jaffray, Raymond James and Simmons and Company International. We raised approximately $65.2 million in net proceeds after deducting underwriting discounts and commissions of $5.2 million and other offering costs of $4.9 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus dated February 21, 2012 filed with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

In 2009, we changed our fiscal year end from December 31 to August 31. The change was effective for the eight-month period ended August 31, 2009. The selected consolidated statement of operations data for the fiscal years ended August 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data at August 31, 2012 and 2011 are derived from our audited Consolidated Financial Statements, appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the eight months ended August 31, 2009 and the fiscal year ended December 31, 2008 and the selected consolidated balance sheet data as of August 31, 2009 and December 31, 2008 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results for future periods. Results for interim periods are not necessarily indicative of results for a full fiscal year.

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended August 31,			Eight Months Ended August 31,	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Revenues
Product sales	$432	$116	$288	$98	$64
Collaborative research and government grants	4,939	6,500	6,326	2,328	3,880

Total revenues	$5,371	6,616	6,614	2,426	3,944

Cost and operating expenses(1)
Cost of product sales	2,384	2,492	2,946	2,690	3,777
Research and development	19,155	19,014	16,697	12,397	20,309
Selling, general and administrative	12,634	10,008	9,207	6,645	8,784

Total cost and operating expenses(1)	34,173	31,514	28,850	21,732	32,870

Loss from operations	$(28,802)	(24,898)	(22,236)	(19,306)	(28,926)
Interest expense	(560)	(456)	(153)	(5)	—
Interest income	39	7	23	243	2,001
Other income (expense)	(84)	(11,020)	(152)	161	—

Loss before income taxes	$(29,407)	(36,367)	(22,518)	(18,907)	(26,925)
Income tax benefit (expense)	(3)	31	(65)	211	148

Net loss	$(29,410)	(36,336)	(22,583)	(18,696)	(26,777)

Basic and diluted net loss per share attributable to common stockholders(2)	$(2.18)	$(18.34)	$(11.70)	$(9.98)	$(14.68)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders(2):
Basic and diluted	13,488,336	1,981,627	1,930,395	1,873,808	1,824,284

(1)	Our stock-based compensation expense is as follows (in thousands):

	Year Ended August 31,			Eight Months Ended August 31, 2009	Year Ended December 31, 2008
	2012	2011	2010
Research and development	$293	$1,895	$409	$345	$467
Selling, general and administrative	1,464	815	891	737	705
Cost of product sales	152	—	—	—	—

Total stock-based compensation expense	$1,909	$2,710	$1,300	$1,082	$1,172

(2)	The basic and diluted loss per share are computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. For the periods where we presented losses, all potentially dilutive common shares comprising of stock options, warrants, Convertible Notes and convertible preferred stock are anti-dilutive.

Our consolidated balance sheet data is as follows (in thousands):

					As of
	As of August 31,				December 31,
	2012	2011	2010	2009	2008
Cash and cash equivalents	$21,069	$21,911	$33,055	$14,960	$12,145
Working capital	51,226	16,739	28,325	27,543	41,297
Total assets	69,247	36,797	46,648	41,094	57,718
Common and preferred stock warrant liabilities	—	17,726	8,911	2,944	13
Convertible Notes	—	13,630	—	—	—
Total long-term liabilities	344	33,518	13,310	3,197	290
Convertible preferred stock	—	197,502	197,502	183,079	183,079
Total stockholders’ equity (deficit)	$62,561	$(204,318)	$(170,829)	$(149,577)	$(128,905)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the other financial information appearing elsewhere in this report. This Item 7 contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in Item 1A of this Annual Report on Form 10-K and those included elsewhere in this Annual Report on Form 10-K.

Overview

We are an agricultural biotechnology company selling seeds to produce dedicated energy crops – renewable bioenergy feedstocks that can enable the large-scale replacement of petroleum and other fossil fuels. We use a combination of advanced plant breeding and biotechnology to develop seed products that we believe address the limitations of first-generation bioenergy feedstocks, such as corn and sugarcane, increase crop productivity, reduce crop inputs and improve cultivation on marginal land.

Our first large-scale commercial products are proprietary sweet sorghum hybrids that can be used as a “drop-in” feedstock to extend the operating season of Brazilian sugarcane-to-ethanol mills, the operating days of which are currently limited due to the inherent limitations of sugarcane physiology and growth patterns. Our dedicated energy crops can also be used for the production of second-generation biofuels and bio-based chemicals, including cellulosic ethanol, butanol, jet fuel, diesel-like molecules and gasoline-like molecules, from non-food biomass. Finally, baseload utility-scale electric power can also be generated from the biomass feedstocks grown from our seeds.

The seed industry has historically required very little capital to produce, condition and package seeds, and seeds have typically been priced based on a share of the value they create and thus have generated high gross margins. As a producer of proprietary seeds, we believe we are in one of the most attractive segments of the bioenergy value chain — upstream from the capital-intensive refining and conversion of biomass. Therefore, we believe our success is tied to adoption of our products rather than the relative profitability of downstream participants. Our upstream position in the value chain also allows us to be largely independent of the success of any particular conversion technology or end use.

We develop low input dedicated energy crops capable of producing high yields per acre using innovative plant breeding and trait biotechnology. By developing these types of crops, we enable the scalable, sustainable and economic production of bioenergy. Our proprietary collection of energy crop parent lines, known as germplasm, in combination with our pipeline of biotechnology traits allows us to develop bioenergy feedstocks to meet the needs of ethanol mills, biorefineries and growers of energy crops, all while using less water and less fertilizer than row crops like corn or soybean, even if grown on marginal land. We believe that the strength of our technology has been validated by our receipt of multiple competitive grants and collaborations, including a United States Agency for International Development, or USAID, grant and one of the U.S. Department of Energy’s first Advanced Research Project Agency for Energy, or ARPA-E, grants in 2009, as well as a $137 million multi-year collaboration with Monsanto Company signed in 2002. We also have significant intellectual property rights to our technology platforms, traits and seed products.

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

We market and sell our sweet sorghum seeds in Brazil and our switchgrass, high biomass sorghum and sweet sorghum seeds in the United States under our brand, Blade Energy Crops, or Blade.

In the 2010-2011 growing season, in collaboration with several mills, we completed a commercial-scale trial on approximately 250 hectares of our sweet sorghum, which was planted and harvested using existing planting and harvesting equipment, fermented into ethanol without retrofitting or altering the existing mill and the remaining biomass combusted for electricity production, using existing boilers in the last growing season. During the following season, we completed our first sales of sweet sorghum, which amounted to greater than 3,000 hectares to more than a dozen mills, including multi-mill conglomerates, which are responsible for approximately 20% of the sugarcane crushed in Brazil. Proof of concept was again confirmed, and at a greater scale, although yields were less than optimal due to severe drought conditions that affected agricultural crops in the region, including sugarcane and sweet sorghum. We believe these experiences demonstrate the “drop-in” nature of our sweet sorghum products, and along with higher yielding products in our pipeline, seed-based propagation, shorter growing cycles and lower water and fertilizer requirements of sweet sorghum relative to sugarcane, will serve as the basis for expanded adoption of this product line as a feedstock for ethanol and power production in Brazil and other markets. For the upcoming 2012-2013 season, we have introduced six new hybrids that have significantly outperformed our first generation commercial products in multiple field evaluations. Based on our trial results to date and pipeline of products under development, we believe the adoption of our sweet sorghum hybrids could extend a mill’s operations by approximately 60 days. Seed sales and deliveries are ongoing and are expected to be completed by mid-December. While we have increased the number of mills planting our hybrids over the previous season, based on current sales trends, we believe that we will sell or provide trial seed to plant thousands of hectares, which is lower than we originally anticipated. This is due in part to the effects of the drought last season and the focus among our customer base on the field performance of our new hybrids, which can be determined at relatively small scale. We believe that the industrial processing of our products has been validated during the past two seasons.

For the 2012-2013 sweet sorghum growing season in Brazil, we have offered our customers the opportunity to participate in various sales incentive and performance based promotional programs. We believe that these programs will facilitate the adoption of our products in Brazil by demonstrating and encouraging best crop management practices. We are also using the programs to encourage new customers, which may not have experience with sweet sorghum production, to adopt our products sooner and at larger scale.

Certain of these sales incentive programs require the customer to purchase our seed and adhere to our agronomic protocols. Depending on the size of the customer’s purchase and its ultimate crop yield in biomass or ethanol, we could incur costs representing a portion of some customers’ production costs or anticipated yield. We will also offer qualifying participants purchase discounts during the next three growing seasons. In certain cases, for strategically located customers, we will participate directly in, and may incur certain unreimbursed costs for seed, crop production and agronomy services during this season. Certain of our revenues from seed sales and services provided will be deferred until completion of the growing season, which we currently expect to occur in the fiscal third quarter.

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

Our other operating expenses are related to selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure as well as seed production costs. For the periods prior to the commencement of sales of our seeds in 2008, we expensed our seed production costs as research and development. Since 2008, inventory costs have been computed on a first-in, first-out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. Prior to fiscal year 2012, we recorded a full valuation reserve against all seed inventory due the early commercialization of our seed products and no established market for these products. As of August 31, 2012, inventory consisted of work-in-process and finished goods related to sweet sorghum seeds. A full valuation reserve has been recorded on all other seed products as no established market exists. Our sales and marketing expenses have not been significant to date but we expect such expenses to increase as we pursue, enter and expand our market opportunities.

Historically, we have funded our operations from the proceeds from issuances of convertible preferred stock, warrants, convertible notes, debt financing, payments from collaborators and government grants. We have experienced significant losses as we invested heavily in research and development, and those costs have exceeded revenues earned through collaboration agreements and government grants and were incurred prior to generating significant revenues through product sales. As of August 31, 2012, we had an accumulated deficit of $242.1 million. We incurred net losses of $29.4 million, $36.3 million and $22.6 million in the years ended August 31, 2012, 2011, and 2010, respectively. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that profitable operations will be achieved, or if achieved, can be sustained on a continued basis.

Initial Public Offering

On February 27, 2012, we closed our initial public offering, or the IPO, of 5,750,000 shares of common stock (including 750,000 shares purchased by the underwriters upon the exercise of their right to purchase up to an additional 750,000 shares) at an offering price of $13.00 per share, resulting in net proceeds to us of approximately $65.2 million, after deducting underwriting discounts and commissions and offering expenses.

Upon the closing of the IPO, our outstanding shares of convertible preferred stock were automatically converted into 15,353,221 shares of common stock and our outstanding convertible subordinated notes, or the Convertible Notes, were automatically converted into 1,098,575 shares of common stock. Additionally, our warrants to purchase shares of our common stock issued in connection with the issuance of our Series F Preferred Stock offering, or the Series F Warrants, and Series G Preferred Stock offering, or the Series G Warrants, were marked-to-market upon the IPO closing and we will no longer record any changes in the fair value of these warrants as they are now equity classified. Our warrants to purchase shares of convertible preferred stock issued in connection with certain financing arrangements converted to warrants to purchase shares of common stock upon the IPO closing, and are also now equity classified. As such, we will no longer record any changes in fair value for these warrants.

Key Components of Our Results of Operations

Revenues

To date, our revenues have related to our product sales, collaborative research and government grants.

•	Product Sales. Product sales are primarily composed of sales of seeds. Going forward, we may include trait fees in our seed prices. We began selling products in 2008.

•	Collaborative Research. Collaborative research revenues generally consist of payments for research and development activities for specific projects. These arrangements may include a combination of non-refundable technology license fees, research and development fees, and/or fees for the achievement of contractually defined milestone events and royalties.

•

Government Grants. Government grant revenues consist of payments from government entities. The terms of these grants generally provide us with reimbursement for research and development services and certain types of capital expenditures over a contractually defined period.

Cost of Product Sales

Cost of product sales consists principally of the cost of labor, raw materials and third-party services related to growing, harvesting, packaging and shipping our seeds. These costs are comprised of the direct costs of our seed production employees, as well as the temporary seasonal labor costs during planting and harvesting times. Third-party services include contract labor, grower payments, and other professional services related to the cost of product sales. Cost of product sales also consists of input costs such as chemicals and seed production costs. Costs associated with collaboration, research and government grants are not included in cost of product sales but instead are included as research and development expenses. Although historically not significant, future royalty expenses associated with collaboration and license agreements with third parties will be included in cost of product sales. The amount of royalties we owe under these agreements is a function of our sales and the applicable royalty rates depend on a number of factors, including the portion of our third-party collaborator’s intellectual property that is present in our products. We believe that as we develop our agronomic production operations, we will be able to achieve lower cost of product sales. To date, we have relied principally on third parties for the production of our sweet sorghum seed for use in Brazil. We believe that as we increase seed production volumes, we will be able to achieve better economies of scale from these third parties. In addition, we intend to produce more of our own seeds in Brazil, which will allow us to further decrease our costs. For our switchgrass and high biomass sorghum products, we are currently producing seeds at our own facility in Texas and believe that we will be able to decrease our costs over time by taking advantage of greater economies of scale.

Research and Development

Research and development expenses principally consist of personnel costs related to our research and development staff in support of plant breeding, agronomy, technology development and protection, and exploratory research. Research and development expenses also include costs incurred for laboratory supplies, reimbursable costs associated with government grants and our collaborative agreements, third-party contract payments, consultants and facility and related overhead costs. We expect to increase our investments in research and development by hiring additional research and development staff. As such, we expect that our research and development expenses will increase in absolute dollars. As a percentage of revenue, we expect our research and development expenses to increase in the near-term and eventually stabilize. Also included in research and development expenses are expenses in connection with warrants granted to The Texas A&M University System and The Samuel Roberts Noble Foundation, Inc. The warrants vest based on the achievement of certain research and commercialization milestones or the passage of time. The warrants are accounted for at fair value at each quarter end until the vesting targets are met using the Black Scholes option pricing model. As a publicly traded company, the volatility of our stock price could cause an increase in the warrant fair value and resulting expense charges to research and development.

We do not track our research and development expenditures by project. Our ongoing research and development activities are dedicated to expanding our integrated platforms which consist of a combination of genetic assets, specifically germplasm and traits, and competencies in genomics and biotechnology. Our research and development expenses consist principally of personnel costs and at November 7, 2012, we had 62 full-time employees primarily engaged in our research and development activities. Our employees’ work time is spread across multiple research and development methods continuously focused on our technology platforms and to a much lesser extent areas for which we have received government grant awards and collaboration funding. We do not intend to provide forward-looking estimates of costs and time relating to our research and development activities due to the many uncertainties associated with genomics, conventional and marker-assisted breeding, agronomy and other genomics-based technologies. As we obtain data from our efforts, we may elect to reprioritize, delay or discontinue activities in order to focus our resources on more promising research and development methods. As a result of the nature of our activities and these uncertainties, we are unable to determine with any significant degree of certainty the duration and completion costs of our research and development activities. Additionally, when, and to what extent, we will generate future cash flows from products resulting from our research and development activities is dependent on market opportunities, the most immediate of which is the Brazilian biofuel market.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs related to our executive, sales, legal, finance and human resources staff and professional fees including legal and accounting. Selling costs relate to business development and our sales and marketing programs to build brand awareness. We improve our brand awareness through programs including publication of crop management guides, speaking roles at industry events, trade show displays and local-level grower meetings. Costs related to these activities, including travel, are included in selling expenses. While we expect our selling expenses to increase in the near term, we believe that our focus on a relatively small number of customers, particularly in Brazil, where we are primarily marketing our products to mill operators, should allow us to operate with relatively modest overall selling expenses. We expect selling, general and administrative expenses to increase in absolute dollars in order to drive product sales and to support the requirements of being a public company. Such increases may include increased insurance premiums, investor relations expenses, legal and accounting fees associated with the expansion of our business and corporate governance, financial reporting expenses, and other regulatory compliance obligations. We expect to hire additional personnel, particularly in the area of general and administrative activities to support the growth of our business. As a percentage of revenue, we expect our selling, general and administrative expenses to increase in the near-term but to eventually decline.

Interest Expense

We recognize interest expense on our debt obligations. We expect interest expense to fluctuate in the future with changes in our debt levels.

Interest Income

Interest income consists primarily of interest earned on investments and cash balances. Our interest income will vary each reporting period depending on our average investment and cash balances during the period and market interest rates. We expect interest income to fluctuate in the future with changes in average investment and cash balances and market interest rates.

Other Income (Expense)

Prior to the closing of the IPO, our other income (expense) consisted primarily of the change in the fair value of our convertible preferred warrants, certain of our common stock warrants and the Convertible Notes. Our preferred stock warrants and certain of our common stock warrants were classified as liabilities. Upon the closing of the IPO, our preferred stock warrants converted to equity classified common stock warrants, and the impact to our results of operations from our preferred stock, Convertible Notes and certain of our common stock warrant liabilities was eliminated.

Provision for Income Tax Benefits

Since our inception, we have been subject to income taxes principally in the United States, and Brazil where we established a legal presence in 2010. We anticipate that as we expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As of August 31, 2012 and 2011, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our deferred tax assets. As of August 31, 2012, we had approximately $195.5 million of federal, $131.1 million of state and $5.3 million of foreign operating loss carry-forwards available to offset future taxable income, if any, which expire in varying amounts from 2018 through 2032 for federal tax purposes and from 2014 through 2032 for state tax purposes if unused. The carry-forward period for the foreign net operating loss is indefinite. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change”, as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We have not completed a Section 382 analysis to determine if a change in ownership has occurred. Until an analysis is completed, there can be no assurance that the existing net operating loss carry-forwards or credits are not subject to significant limitation.

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

Revenue Recognition

Revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) transfer of product or technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. To date, our primary source of revenues has been derived from research collaborations and government grants and to a lesser extent, product sales.

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

Collaborative Research and Government Grants

From time to time, we have entered into research and development collaboration agreements with third parties, including a large agriculture supplier, a consumer goods conglomerate and several biofuel producers. In addition, we have received grants from government agencies such as the Department of Energy and the United States Department of Agriculture. The research and development collaboration agreements typically provide us with multiple revenue streams, which may include upfront, non-refundable fees for licensing certain of our technologies, fees for research and development activities, and contingent milestone payments upon achievement of contractual criteria.

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

In April 2002, we entered into a multi-year discovery and development collaboration with Monsanto Company, focused on applying genomics technologies to identify genes that provide improvements in corn, soybean and certain row crops. Pursuant to this agreement, Monsanto licensed rights to a portion of our trait discovery pipeline in certain other row crops in exchange for license payments over several years. Monsanto also funded a research program with us. Substantially all of our revenues through December 31, 2007 were earned through this agreement. The research and collaboration portion of the agreement expired in April 2007. However, the license portion of the agreement entitles us to royalties for any products that Monsanto commercializes using our technology licensed under the agreement. In 2010, we and Monsanto agreed to amend the agreement. The amendment included an additional license fee pertaining to an expansion of the license grant. In connection with the collaboration agreement, Monsanto also obtained an equity interest in us in the form of preferred stock which, at the time of the IPO, represented less than 5% of our common stock.

In December 2007, we entered into a development and license agreement with Campbell Soup Company, or Campbell. The agreement provided that we would receive $7.5 million in payments from Campbell over a five-year period provided milestones were met. In addition, the agreement provided that we would be entitled to receive a royalty based on the gross sales of crop varieties created under the agreement. In December 2011, the development and license agreement was amended to extend the $7.5 million in payments from Campbell over a six-year period. We recognized revenue of $0.9 million, $1.7 million and $1.9 million under this agreement in the years ended August 31, 2012, 2011, and 2010, respectively. On November 19, 2012, the development and license agreement was terminated and cancelled following Campbell’s sale of its vegetable seed assets to a third party. In connection with the termination, Campbell will pay us the amount of $0.55 million of the remaining $0.63 million due under the agreement, which would otherwise have become payable by Campbell in 2013, in full and complete satisfaction of all remaining financial obligations under the development and license agreement.

We have earned research funding revenues from several agreements with the DOE, the USDA, USAID and several leading biofuel producers whereby we performed research activities and received revenues that partially reimbursed our expenses incurred. Under such grants and agreements, we retained a proprietary interest in the products and technology we developed. These expense reimbursements primarily consisted of direct expense sharing arrangements. We recorded revenue related to these grants of approximately $2.4 million, $3.1 million and $2.8 million in the years ended August 31, 2012, 2011 and 2010, respectively. The cumulative remaining amount to be claimed for all grants outstanding as of August 31, 2012 is approximately $2.2 million.

On December 16, 2008, we entered into a software license and collaboration agreement with Syngenta pursuant to which we provided software, software development and customer support for certain research application-based software. The agreement was structured into three phases and under the agreement, we received $1.5 million in payments over an approximate 4.5 year period. The software delivered is comprised of multiple elements, which include software, installation, training, customization of software, and software support. On April 16, 2012, the agreement was amended to reflect Syngenta’s acceptance of all software and software support services provided under the original agreement and to allow for the continuation of certain software support services during a post development support period beginning April 16, 2012 and extending until all services are terminated pursuant to the terms of the agreement. We recognized revenues equal to the amount of expense recognized as services were rendered until April 15, 2012, when the software support became the only undelivered element. Beginning April 16, 2012, the unrecognized revenue under the agreement is being recognized ratably over the remaining software support period. We recognized revenue totaling $0.8 million, $0.2 million and $0.3 million under this agreement in the years ended August 31, 2012, 2011 and 2010, respectively.

For the fiscal year ended August 31, 2012, ARPA-E, Campbell Soup Company, USAID and Syngenta represented 24.7%, 17.4%, 16.8% and 14.0% of our revenues, respectively. For the fiscal year ended August 31, 2011, Campbell, Amyris, Inc., ARPA-E and USAID represented 25.4%, 20.9%, 20.5% and 16.6% of our revenues, respectively.

Convertible Notes and Warrant Modification

In August 2011, we completed the sale of $11.4 million aggregate principal amount of the Convertible Notes to nine existing investors in the Company in a private placement. The Convertible Notes were convertible, subject to the terms and conditions set forth therein, into shares of our common stock upon the consummation of a qualified initial public offering of our common stock at a price per share equal to 20% discount from the public offering price, or $10.40. Purchasers of the Convertible Notes included holders of more than 5% of our outstanding capital stock and affiliates of certain of our directors. Additionally, so long as any investors who held warrants to purchase shares of our common stock issued in connection with certain of our preferred stock financings purchased at least their respective full pro rata portion of the Convertible Notes being offered, we agreed to amend the termination provisions of such investors existing warrants such that the warrants no longer expired upon our initial public offering. In January 2012, we amended the Convertible Notes such that the notes would have automatically converted into shares of convertible preferred stock had the initial public offering not consummated by June 30, 2012.

In connection with the offering of the Convertible Notes, warrants to purchase 539,972 shares of common stock issued in connection with our Series F Preferred Stock offering, or the Modified F warrants and all of the warrants issued in connection with our Series G Preferred Stock offering were amended such that they would no longer expire upon the completion of a qualified initial public offering at a price per share greater than or equal to $19.50 per share (subject to certain adjustments) and resulting in aggregate gross proceeds to us and any selling security holders of $40.0 million or more. Warrants to purchase 229,257 shares of common stock issued in connection with the Series F Preferred Stock offering, or the Non-Modified F warrants were not amended and remain outstanding.

We calculated the fair value of the Modified F warrants and the Series G Warrants immediately prior to and subsequent to the modification and determined that the cumulative incremental increase in the fair value of these liability classified warrants associated with this modification to be $9.6 million. Accordingly, we recorded the change in value to other income (expense) in August 2011.

Until such time as the conversion features were triggered, we accounted for the Convertible Notes and various embedded derivatives in accordance with ASC 825-10, the Fair Value Option for Financial Liabilities, whereby we initially and subsequently measured this financial instrument in its entirety at fair value, with the changes in fair value recorded each quarterly reporting period in other income (expense).

We obtained the assistance of a third-party valuation firm in estimating that the fair market value of the Convertible Notes as of August 31, 2011 was $13.6 million. We estimated the fair value of the Convertible Notes upon the closing of the IPO to be $14.3 million. Accordingly, the change in fair value was recorded in other income (expense).

Upon closing of the IPO, the Convertible Notes were revalued and converted into 1,098,575 shares of common stock.

Stock-Based Compensation

We recognize compensation expense related to stock-based compensation, including the awarding of employee and non-employee stock options, based on the grant date estimated fair value. We amortize the fair value of the employee stock options on a straight-line basis over the requisite service period of the award, which is generally the vesting period. Options granted to non-employees are re-measured as the services are performed and the options vest, and any resulting change in value is recognized as expense during the period the related services are rendered. We account for restricted stock grants issued based on the fair market value of our common stock. We estimate the fair value of stock-based compensation awards using the Black-Scholes option pricing model, which requires judgments to be made, including estimating: (i) the expected life of an award; (ii) stock price volatility; and (iii) prior to the IPO, estimating the fair value of our common stock.

The Black-Scholes option-pricing model calculates the estimated fair value of stock options using the following inputs: (i) expected life; (ii) expected volatility; (iii) risk-free interest rate; (iv) expected dividend yield rate; (v) exercise price; and (vi) closing price of our common stock on the date of grant. Due to our limited history of grant activity, we calculate our expected term utilizing the “simplified method” permitted by the SEC, which is the average of the total contractual term of the option and its vesting period. We calculate our expected volatility rate from the historical volatilities of selected comparable public companies within our industry, due to a lack of historical information regarding the volatility of our stock price. We will continue to analyze the historical stock price volatility assumption as more historical data for our common stock becomes available. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant for zero coupon US Treasury notes with maturities similar to the option’s expected term. No dividends are expected to be paid. Forfeitures have been estimated based upon our historical and expected forfeiture experience.

The estimated fair value of a stock option using the Black-Scholes option-pricing model is impacted significantly by changes in a company’s stock price. For example, all other assumptions being equal, the estimated fair value of a stock option will increase as the closing price of a company’s stock increases, and vice versa. Prior to the closing of the IPO, we were a private company and, as such, we were required to estimate the fair value of our common stock. In the absence of a public trading market, we determined a reasonable estimate of the then-current fair value of our common stock for purposes of granting stock-based compensation based on multiple criteria. We estimated the fair value of our common stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”, or the AICPA Practice Aid. After the closing of the IPO, the fair value of our common stock is no longer an estimate as it is based upon the closing price of our stock on the NASDAQ Global Market on the date of grant.

Common and Preferred Stock Warrants Financing

Liability Classified Warrants to Purchase Common Stock

In connection with our Series F Preferred Stock offering in September 2007, we issued warrants to purchase 769,229 shares of common stock at an exercise price of $19.50 per share. The warrants are immediately exercisable. These warrants were reported as a liability at fair value as of each balance sheet date prior to the IPO. Upon the closing of the IPO, these warrants no longer met the requirements for liability classification. As such, these warrants were valued as of the closing date of the IPO with changes being recorded to the statement of operations and were reclassified to additional paid-in capital.

Upon the closing of the IPO, the Company estimated the fair value of the Non-Modified F Warrants and the Modified F warrants to be $6.3 million based on a risk free rate of 0.40%, expected volatility of 89%, expected term of 3.5 years and 0% dividend yield. The fair value of the Non-Modified F warrants at August 31, 2011 was estimated to be $1.2 million based on a risk free rate of 0.41%, expected volatility of 86%, expected term of 1.9 years and 0% dividend yield. The estimated fair value of the Modified F warrants at August 31, 2011 was $5.5 million based on a risk free rate of 0.96%, expected volatility of 98%, expected term of 4.0 years and 0% dividend yield.

In connection with our Series G Preferred Stock offering in June 2010, the Company issued warrants to purchase 1,025,640 shares of common stock at an exercise price of $19.50 per share. The warrants are immediately exercisable. These warrants were reported as a liability at fair value as of each balance sheet date prior to the IPO. Upon the closing of the IPO, the common stock warrants no longer met the requirements for liability classification. The warrants were valued as of the closing date of the IPO with changes being recorded to the statement of operations and were reclassified to additional paid-in capital.

Upon the closing of the IPO, the Company estimated the fair value of these warrants to be $10.6 million based on a risk free rate of 1.64%, expected volatility of 73%, expected term of 8.3 years and 0% dividend yield. The fair value of the warrants at August 31, 2011 was estimated to be $10.8 million based on a risk free rate of 2.23%, expected volatility of 66%, expected term of 8.8 years and 0% dividend yield.

Liability Classified Warrants to Purchase Convertible Preferred Stock

Prior to the IPO, we issued warrants to purchase shares of our convertible preferred stock, or the Preferred

Stock Warrants, in connection with certain financing arrangements. We accounted for these warrants as liabilities because the underlying shares of convertible preferred stock were redeemable in the case of a deemed liquidation. We estimated the fair value of our Preferred Stock Warrants using an option-pricing model, which incorporated several estimates and assumptions that were subject to significant management judgment. Changes in fair value at each period end were recorded in other income (expense) in our consolidated statement of operations.

Upon the closing of the IPO, the Preferred Stock Warrants no longer met the requirements for liability classification. The warrants were valued as of the closing date with changes being recorded to the statement of operations and were reclassified to additional paid-in capital.

Upon closing of the IPO, the Company estimated the fair value of these warrants to be $0.2 million based on a risk free rate of 1.35%, expected volatility of 81%, expected term of 7.96 - 8.01 years and 0% dividend yield. The estimated fair value of the warrants at August 31, 2011 was $0.3 million based on a risk free rate of 1.90%, expected volatility of 66%, expected term of 8.5 years and 0% dividend yield.

Seed Inventory

At August 31, 2012, inventory consisted of work-in-process and finished good costs related to sweet sorghum seeds. Inventory costs are computed on a first-in, first-out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. A full valuation reserve has been recorded on all other seed products as no established market exists.

At August 31, 2011, a full valuation reserve was recorded against all seed inventory due to the early commercialization of the Company’s seed products and no established market for the these products.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance when it is more likely than not that some of our net deferred tax assets will not be realized. In determining the need for valuation allowances, we consider our projected future taxable income and the availability of tax planning strategies. We have recorded a full valuation allowance to reduce our net deferred tax assets to zero except to the extent of federal credits refundable in 2009 and 2010 because we have determined that it is more likely than not that our net deferred tax assets will not be realized. If in the future we determine that we will be able to realize any of our net deferred tax assets, we will make an adjustment to the allowance, which would increase our income in the period that the determination is made.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our long-lived assets comprise a single asset group for evaluation purposes. We evaluate whether an impairment indicator occurs primarily based on progress achieved against our business plans. To the extent that an impairment indicator has occurred, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. For all periods presented herein, no impairment indicators have occurred and therefore no impairment charges have been recognized.

On February 3, 2012 our plant breeding and field research station located near College Station, Texas was damaged by a tornado. The impact was limited to structural damage to the building that houses office space, a small laboratory used to evaluate biomass samples and workspace, the small tractor sheds, and damage to some agricultural equipment.

At August 31, 2012, our impairment in assets related to the damage at the Texas facility was $1.0 million, and we had received insurance proceeds of $1.0 million for repair costs. The remainder of the repairs, will also be covered by insurance, subject to our deductible, were largely completed by September 2012.

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown (in thousands):

	Year Ended August 31,
	2012	2011	2010
Revenues
Product sales	$432	$116	$288
Collaborative research and government grants	4,939	6,500	6,326

Total revenue	5,371	6,616	6,614

Cost and operating expenses
Cost of product sales	2,384	2,492	2,946
Research and development	19,155	19,014	16,697
Selling, general and administrative	12,634	10,008	9,207

Total cost and operating expenses	34,173	31,514	28,850

Loss from operations	(28,802)	(24,898)	(22,236)
Interest expense	(560)	(456)	(153)
Interest income	39	7	23
Other income (expense)	(84)	(11,020)	(152)

Loss before income taxes	(29,407)	(36,367)	(22,518)
Income tax benefit (expense)	(3)	31	(65)

Net loss	$(29,410)	$(36,336)	$(22,583)

Comparison of Years Ended August 31, 2012 and 2011

Revenues

	Year Ended August 31,
	2012	2011	Change
	(In thousands)
Product sales	$432	$116	$316
Collaborative research and government grants	4,939	6,500	(1,561)

Total revenue	$5,371	$6,616	$(1,245)

Our total revenues decreased by $1.2 million to $5.4 million for the year ended August 31, 2012 compared to the year ended August 31, 2011. The decrease was primarily driven by a decrease in collaborative research and government grants of approximately $1.5 million as a result of decreased activity under our various grants and collaborations, offset by an increase in product sales of approximately $0.3 million primarily as a result of initiating sales of sweet sorghum seeds in Brazil during the year ended August 31, 2012.

Cost and Operating Expenses

	Year Ended August 31,
	2012	2011	Change
	(In thousands)
Cost of product sales	$2,384	$2,492	$(108)
Research and development	19,155	19,014	141
Selling, general and administrative	12,634	10,008	2,626

Total cost and operating expenses	$34,173	$31,514	$2,659

Cost of Product Sales

Our cost of product sales decreased by $0.1 million to $2.4 million for the year ended August 31, 2012 compared to the same period in the prior year. The decrease was primarily driven by a $0.2 million decrease in grower contracts and associated agricultural supplies as we reduced our seed production and related costs of seed production for certain products targeting the U.S. biomass-to-bioenergy market, which was offset by increased costs in Brazil of $0.1 million related to our sweet sorghum seed sales.

Research and Development Expenses

Our research and development expense increased by $0.1 million to $19.2 million for the year ended August 31, 2012 compared to the year ended August 31, 2011. This increase is partially attributable to increased research and development expense in Brazil of $1.7 million relating to additional personnel and costs associated with our Brazil sorghum breeding and agronomy operations. The remaining increase is attributable to an increase in personnel and other related overhead expense in the United States of $0.6 million. These cost increases were offset by reduced expenses related to our warrants issued in connection with our collaborations of $1.8 million and reduced costs in consulting, licensing and external research and development of $0.4 million.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $2.6 million to $12.6 million for the year ended August 31, 2012 compared to the same period in the prior year. The increase is attributable to an increase in personnel and other related administrative expense of $1.4 million in the United States, legal and accounting fees of $0.8 million, and an increase of $0.4 million in personnel and related administrative expense related to our activities in Brazil.

Interest Expense, Interest Income and Other Income (Expense)

	Year Ended August 31,
	2012	2011	Change
	(In thousands)
Interest expense	$(560)	$(456)	$(104)
Interest income	39	7	32
Other income (expense)	(84)	(11,020)	10,936

Total	$(605)	$(11,469)	$10,864

Interest Expense

Interest expense increased by $0.1 million in the year ended August 31, 2012 compared to the year ended August 31, 2011. The increase was partially a result of higher debt balances during the year ended August 31, 2012 and additional interest charges recorded in May 2012 for the loan discount related to the repayment of all debt owed under our Loan Agreement with Silicon Valley Bank in connection with our termination of the Loan Agreement.

Interest Income

Interest income increased by $32,000 in the year ended August 31, 2012 compared to the prior year. The increase was primarily due to higher average cash invested balances.

Other Income (Expense)

Other income (expense) decreased by $10.9 million in the year ended August 31, 2012 compared to the year ended August 31, 2011. Other income (expense) was higher for the year ended August 31, 2011 which primarily related to the charge of $9.6 million related to the modification of liability classified warrants and the charge of $2.2 million upon issuance of our Convertible Notes. The remaining change was the result of fair value changes associated with our warrants which, upon completion of the IPO, are no longer marked-to-market, and as a result of the changes in the price of our stock for the comparable periods.

Comparison of Year Ended August 31, 2011 and 2010

Revenues

	August 31, Year Ended
	2011	2010	Change
	(In thousands)
Product sales	$116	$288	$(172)
Collaborative research and government grants	6,500	6,326	174

Total revenue	$6,616	$6,614	$2

Our total revenues were $6.6 million in the year ended August 31, 2011 and 2010. In 2011, revenue for collaborative research and government grants increased by $0.2 million which was offset by a $0.2 million decrease in product sales. Product sales in the years ended August 31, 2011 and 2010 reflect seed sales in the U.S. and were primarily related to our relationships with our collaborators. The decline in product sales in the year ended August 31, 2011 was primarily a result of fluctuations in the amount of seed testing performed by our U.S. collaborators.

Cost and Operating Expenses

	Year Ended August 31,
	2011	2010	Change
	(In thousands)
Cost of product sales	$2,492	$2,946	$(454)
Research and development	19,014	16,697	2,317
Selling, general and administrative	10,008	9,207	801

Total cost and operating expenses	$31,514	$28,850	$2,664

Cost of Product Sales

Our cost of product sales decreased by $0.5 million to $2.5 million in the year ended August 31, 2011 compared to the year ended August 31, 2010. Cost of grower contracts and associated agricultural supplies decreased by $0.5 million as we reduced our production and related costs of production for our switchgrass product during 2011.

Research and Development Expenses

Our research and development expense increased by $2.3 million for the year ended August 31, 2011 compared to the year ended August 31, 2010. Of the $2.3 million increase, $1.5 million was related to the mark to market valuation of our warrants and stock option expense which resulted from an increase in value of our common stock for the comparative periods and a $0.4 million increase in personnel expense. The remaining increase is attributable to an increase in our licensing fees by $0.1 million and an increase in our consulting and travel expense by $0.3 million.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $0.8 million to $10.0 million in the year ended August 31, 2011 compared to the prior year. This increase is attributable to an increase in legal and accounting fees of $0.8 million resulting from increased expense for our audits, interim reviews and other accounting, administrative and legal related expenses.

Interest Expense, Interest Income and Other Income (Expense)

	August 31, Year Ended
	2011	2010	Change
	(In thousands)
Interest expense	$(456)	$(153)	$(303)
Interest income	7	23	(16)
Other income (expense)	(11,020)	(152)	(10,868)

Total	$(11,469)	$(282)	$(11,187)

Interest expense, interest income and other income (expense) increased by $11.2 million in the year ended August 31, 2011 compared to the prior year. The increase was primarily the result of a charge of $9.6 million related to the modification of liability classified warrants and a charge of $2.2 million upon issuance of the Convertible Notes, and higher interest expense of $0.3 million partially offset by the fair value changes associated with our warrant valuations and Convertible Notes.

Interest Expense

Interest expense increased by $0.3 million in the year ended August 31, 2011 compared to the prior year. The increase was primarily related to borrowings in February and August 2010 under our Loan and Security Agreement with Silicon Valley Bank.

Interest Income

Interest income decreased by $16,000 in the year ended August 31, 2011 compared to the prior year. The decrease was primarily the result of lower average cash invested balances.

Other Income (Expense)

Other income (expense) increased by $10.9 million to $11.0 million for the year ended August 31, 2011 compared to $0.1 million for the year ended August 31, 2010. The increase is the result of a charge of $9.6 million related to the modification of liability classified warrants and a charge of $2.2 million upon issuance of the Convertible Notes. The remaining change was the result of the fair value changes associated with our warrant valuations and Convertible Notes.

Liquidity and Capital Resources

Since our inception, we have funded our operations through the sale of preferred stock, warrants, Convertible Notes, collaborative research and government grant revenues, and borrowings under financing arrangements. As of August 31, 2012, our cash and cash equivalents totaled $21.1 million.

Since our inception, we have incurred significant net losses, and, as of August 31, 2012, we had an accumulated deficit of $242.1 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is also no assurance that profitable operations will be achieved, or if achieved, can be sustained on a continued basis.

On February 27, 2012, we completed our IPO of 5,750,000 shares of our common stock (including 750,000 shares purchased by the underwriters upon the exercise of their right to purchase up to an additional 750,000 shares) at a price to the public of $13.00 per share. We received approximately $65.2 million of proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses.

We believe that our existing cash and cash equivalents and marketable securities will provide adequate resources to fund our operations, including research and development expenses, planned capital expenditures and working capital requirements for at least the next 12 months. In order to fund our operations beyond that time, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

Capital Expenditures

For the years ended August 31, 2012, 2011 and 2010 we used $1.3 million, $0.5 million and $2.1 million, respectively, in cash to fund capital expenditures. We currently anticipate making aggregate capital expenditures of between $1.0 million and $2.0 million for the year ended August 31, 2013.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended August 31,
	2012	2011	2010
Net cash used in operating activities	$(25,312)	$(20,007)	$(18,846)
Net cash (used in) provided by investing activities	(36,543)	(436)	10,372
Net cash provided by (used in) financing activities	61,275	9,326	26,569

Cash Flows from Operating Activities

For all periods presented, we have incurred net losses and net cash used in operating activities. The net cash used in operating activities primarily resulted from significant research and development expenses and seed production costs to develop and produce our seeds and traits. Such expenses and costs have exceeded our revenues, which have primarily been generated from collaborative research and government grants and, to a much lesser extent, product sales.

Net cash outflows of $25.3 million from operating activities during the year ended August 31, 2012 primarily resulted from our net loss of $29.4 million, which was partially offset by non-cash charges of $4.1 million. Non-cash charges primarily included $2.1 million in depreciation expense, $1.9 million in stock-based compensation expense and $0.1 million in the fair value of warrants and Convertible Notes. Net change in our operating assets and liabilities was flat and consists of a $2.8 million decrease in deferred offering costs, a $0.5 million decrease in accounts receivable, a $0.1 million decrease in other assets, which was offset by a $1.8 decrease in accounts payable and accrued expenses, a $0.3 million decrease in deferred revenue and deferred rent, a $0.8 million increase in inventory and a $0.4 million increase in prepaid expenses.

Net cash outflows of $20.0 million from operating activities during the year ended August 31, 2011 primarily resulted from our net loss of $36.3 million and an increase of $2.8 million in deferred costs associated with our initial public offering. These were partially offset by an increase of $3.2 million in our accounts payable and $0.2 million in deferred revenue. These uses of cash were partially offset by non-cash items, including $11.0 million associated with the modification and changes in fair value of warrants and debt, $2.7 million of stock based compensation expense and $2.1 million of depreciation expense.

Net cash outflows of $18.8 million from operating activities during the year ended August 31, 2010 primarily resulted from our net loss of $22.6 million, an increase in accounts receivables of $0.7 million and a decrease in accounts payable and accrued expenses of $0.3 million. These uses of cash were partially offset by non-cash items, including $2.4 million in depreciation expense and $1.3 million in stock-based compensation expense, and a $0.4 million increase in deferred revenue.

Cash Flows from Investing Activities

Our investing activities consisted primarily of net investment purchases, maturities of investments and capital expenditures.

Net cash used in investing activities was $36.5 million during the year ended August 31, 2012, which included the $39.2 million purchase of marketable securities and $1.3 million paid for property and equipment purchases, partially offset by $3.0 million resulting from the release of restricted cash and $1.0 million provided by insurance proceeds related to the tornado damage to our plant breeding and field research station located near College Station, Texas.

Net cash used by investing activities of $0.4 million during the year ended August 31, 2011 was attributable to purchases of property and equipment totaling $0.5 million, partially offset by proceeds from the sale of assets of $0.1 million.

Net cash provided by investing activities of $10.4 million during the year ended August 31, 2010 primarily resulted from $15.4 million in maturities of investments, partially offset by a $2.9 million increase in restricted cash and investments and $2.1 million in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities of $61.3 million during the year ended August 31, 2012 was due to net IPO proceeds of $65.2, borrowings under our Loan Agreement with Silicon Valley Bank of $2.5 million, and stock option exercises of $0.5 million, offset by net principal debt repayments of approximately $6.9 million, including all amounts due and owing under our Loan Agreement with Silicon Valley Bank in connection with our termination of the Loan Agreement.

Net cash provided by financing activities of $9.3 million during the year ended August 31, 2011 was primarily a result of the issuance of $11.4 million in Convertible Notes, partially offset by $2.2 million in principal repayments under our Loan Agreement with Silicon Valley Bank.

Contractual Obligations

The following is a summary of our contractual obligations as of August 31, 2012:

		Year Ended August 31,				Year Ended August 31, 2017 and Beyond
Contractual Obligations	Total	2013	2014	2015	2016
	(In thousands)
Operating Lease Obligations	$1,266	$694	$441	$25	$15	$91
Interest Payments Relating to Long-Term Debt	5	2	2	1	—	—
Research Collaboration Agreements	10,704	2,524	2,178	2,617	2,772	613
Long-Term Debt	390	134	213	43	—	—

Total	$12,365	$3,354	$2,834	$2,686	$2,787	$704

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our consolidated balance sheets.

Seasonality

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the years ended August 31, 2012 and 2011 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in Brazil will typically be higher in our first and second fiscal quarters, due to the timing of the planting decisions made by our customers. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended August 31, 2012, 2011 and 2010. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

The information contained in Note (2) to the Audited Consolidated Financial Statements under the heading recent accounting pronouncements is hereby incorporated by reference in this Part I, Item 3.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are also exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States and Brazil.

Interest Rate Risk

As of August 31, 2012, our exposure to risk for changes in interest rates primarily related to our cash equivalents and marketable securities. We have investments in money market funds, commercial paper and corporate bonds, which all have relatively short term maturities. Accordingly, our interest income fluctuates with short term market conditions. All marketable securities are classified as available for sale and are highly liquid. Due to the relatively short-term nature of our investments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot assure you that we will not experience losses on these deposits.

Prior to completion of the IPO, our exposure to risk for changes in interest rates had primarily related to our equipment loans with Silicon Valley Bank, which were variable-rate debt obligations. At August 31, 2012, we had paid off all amounts due and owing under the equipment loans and have limited interest rate risk related to our indebtedness.

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

Through August 31, 2012, the fluctuations in the Brazil Real for our operations in Brazil had no adverse impact on our results of operations as the U.S. Dollar has been strengthening against the Brazil Real. As our international operations in Brazil grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in the foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the Brazil Real, our foreign-currency based expenses increase when translated into U.S. dollars. To date, we have not hedged the risks associated with foreign currency exchange exposure. As the risks associated with fluctuations in the Brazil Real become greater, we will continue to reassess our approach to managing this risk.

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

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by Item 8 are contained in Item 7 and Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2012.

(b) Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

Executive Officers and Directors

The following table sets forth information regarding our executive officers, directors and key employees as of November 7, 2012.

Name	Age	Position
Board of Directors:
Walter De Logi, Ph.D.(2)(3)	61	Chairman of the Board
Pascal Brandys(1)	53	Director
Raymond Debbane(3)	57	Director
Richard Flavell, Ph.D.	69	Director
Robert Goldberg, Ph.D.	68	Director
Richard Hamilton, Ph.D.	50	Director, President and Chief Executive Officer
Thomas Kiley(1)(3)	69	Director
Steven Koonin, Ph. D.	60	Director
Cheryl Morley(1)(2)	58	Director
David B. Krieger(3)	39	Director
Edmund Olivier(2)	74	Director
Douglas Suttles	52	Director
Other Executive Officers and Key Employees:
Paul Kuc	50	Chief Financial Officer
Wilfriede van Assche	57	Senior Vice President, General Counsel and Secretary
J. Jefferson Gwyn, Ph.D.	53	Vice President of Breeding and Genomics
Michael Stephenson	70	Vice President of Operations
Roger Pennell, Ph.D.	53	Vice President of Trait Development

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors and executive officers.

Board of Directors

Walter De Logi, Ph.D., Chairman of the Board

Dr. De Logi is one of the founders of Ceres and served as our President and Chief Executive Officer from the founding of the Company in 1996 until September 2002. Dr. De Logi has served on our board of directors since our inception and as Chairman of the Board from 2002 to present. From 1986 to 1996, he was the Chief Executive Officer of Plant Genetic Systems, an eminent first-generation plant biotechnology company that was sold to Hoechst Schering AgrEvo GmbH, now part of Bayer AG, in 1996. He holds an M.B.A. from Harvard University and a Ph.D. from the California Institute of Technology. Dr. De Logi was originally nominated to serve on our board of directors pursuant to the terms of a voting agreement. Dr. De Logi brings extensive experience in the plant biotechnology business to the board of directors.

Pascal Brandys, Director

Mr. Brandys has served on our board of directors since December 1997. Mr. Brandys is the President and managing member of Biobank Technology Ventures, LLC, an early-stage life sciences investment company which he co-founded in 2001. He was previously a co-founder of the genomics company, Genset S.A., and also served as its Chairman and Chief Executive Officer from 1989 to 2000. Mr. Brandys is currently a director of several private companies and previously served as a director of Ilog S.A. and Innogenetics N.V. He holds an M.S. in Economic Systems from Stanford University and is a graduate of the Ecole Polytechnique of Paris. Mr. Brandys brings extensive business experience in the genomics field and experience as an executive and an investment professional to our board of directors.

Raymond Debbane, Director

Mr. Debbane has served on our board of directors since March 1998. Mr. Debbane has served as President and Chief Executive Officer of The Invus Group, LLC, a New York based multi-billion dollar investment firm which is the exclusive investment advisor of Artal Luxembourg S.A., a shareholder of Ceres, since 1985. Prior to forming The Invus Group in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France from 1979 to 1985. He is currently a director of Artal Group S.A. and Lexicon Pharmaceuticals, Inc., as well as a number of private companies in which Artal or Invus, L.P. is an investor. Mr. Debbane is also the Chairman of the board of directors of Weight Watchers International. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane was originally nominated to serve on our board of directors by Artal Luxembourg S.A. pursuant to the terms of a voting agreement. Mr. Debbane brings extensive business and finance experience to our board of directors, as well as experience as a director of a number of companies.

Richard Flavell, Ph.D., FRS, CBE, Director

Dr. Flavell has served on our board of directors since June 2009. Dr. Flavell joined Ceres in 1998 and served as Chief Scientific Officer from 1998 until October 2012, when he became our Chief Scientific Advisor on a consultancy basis. Since 2001, Dr. Flavell has been an Adjunct Professor in the Department of Molecular, Cellular and Developmental Biology at the University of California, Los Angeles. From 1987 to 1998, Dr. Flavell was the Director of the John Innes Centre in Norwich, England, a premier plant and microbial research institute. He has published over 200 scientific articles, lectured widely and contributed significantly to the development of modern biotechnology in agriculture. Dr. Flavell is an expert in cereal plant genomics, having produced the first molecular maps of plant chromosomes to reveal the constituent sequences. In 1999, Dr. Flavell was named a Commander of the British Empire for his contributions to plant and microbial sciences. Dr. Flavell received his Ph.D. from the University of East Anglia and has been a Fellow of European Molecular Biology Organization since 1990 and of The Royal Society of London since 1998. Dr. Flavell brings extensive experience and knowledge of plant biotechnology to our board of directors.

Robert Goldberg, Ph.D., Director

Dr. Goldberg is a Distinguished Professor of Molecular, Cell and Developmental Biology at the University of California, Los Angeles and a founder of Ceres. He has been a Professor at the University of California, Los Angeles since 1976, teaching genetic engineering and studying the genes that are required for seed formation. Dr. Goldberg is a member of the National Academy of Sciences and has consulted extensively in the agriculture and biotechnology industries. Dr. Goldberg has served as a director of Ceres since 1996. Dr. Goldberg received his Bachelor’s Degree in botany from Ohio University, his Ph.D. in plant genetics from the University of Arizona, and was a Postdoctoral Fellow in developmental biology at the California Institute of Technology. Dr. Goldberg brings extensive experience in the agriculture and biotechnology industries to our board of directors.

Richard Hamilton, Ph.D., President, Chief Executive Officer and Director

Dr. Hamilton joined Ceres in 1998. He served as our Chief Financial Officer until September 2002, at which time he was appointed President and Chief Executive Officer. He has served on our board of directors since 2002. In addition to his leadership role at Ceres, Dr. Hamilton sits on the Keck Graduate Institute Advisory Council and he was a founding member of the Council for Sustainable Biomass Production. He has served on the U.S. Department of Energy’s Biomass Research and Development Technical Advisory Committee and has been active in the Biotechnology Industry Organization where he has served as Vice Chairman of the organization, chaired its Food and Agriculture Governing Board and served in other leadership roles. From 1992 to 1997, Dr. Hamilton was a principal at Oxford Bioscience Partners, one of the leading investors in the genomics field and a founder of Ceres. From 1990 to 1991, he was a Howard Hughes Medical Institute Research Fellow at Harvard Medical School. Dr. Hamilton holds a Ph.D. in molecular biology from Vanderbilt University. Dr. Hamilton brings extensive management experience and biotechnology and renewable energy industry expertise to our board of directors.

Thomas Kiley, Director

Mr. Kiley has served as a director of Ceres since May 2003. He became the first general counsel of Genentech in February 1980 and later served as its vice president for corporate development until 1988. Previously, Mr. Kiley practiced intellectual property litigation as a partner of Lyon & Lyon from June 1969 until January 1980. Mr. Kiley has served as a director of Geron, Inc., a publicly traded biopharmaceutical company since July 1996 and Transcept Pharmaceuticals, Inc., a publicly traded pharmaceutical company since February 2004, and several privately-held development stage companies. He received his B.S. in chemical engineering from The Pennsylvania State University and his J.D. from The George Washington University School of Law. He is a member of the State Bar of California. Mr. Kiley brings extensive experience as an intellectual property attorney and director of other public companies to our board of directors.

Steven Koonin, Ph.D.

Dr. Koonin has served on our board of directors since August 2012. He has been the director of the Center for Urban Science and Progress since its creation by New York University in April 2012. Prior to his current role, Dr. Koonin served as Undersecretary for Science at the U.S. Department of Energy from May 2009, following his confirmation by the U.S. Senate, until November 2011. Prior to joining the government, Dr. Koonin spent five years, from March 2004 to May 2009, as Chief Scientist for BP, p.l.c. From September 1975 to July 2006, Dr. Koonin was a professor of theoretical physics at Caltech and was the institute’s Provost from February 1995 to January 2004. His memberships include the U.S. National Academy of Sciences, the American Academy of Arts and Sciences and the Council on Foreign Relations. He has been a member of the JASON advisory group from July 1988 to May 2009, and from November 2011 to present, and served as the group’s chair from 1998 to 2004. He also has served as an independent governor of the Los Alamos and Lawrence Livermore National Security LLCs since July 2012. Koonin holds a BS in Physics from Caltech and a Ph.D. in Theoretical Physics from MIT and has been an adjunct staff member at the Institute for Defense Analyses since 1999. Mr. Koonin brings extensive experience in science, energy and government to our board of directors.

David B. Krieger, Director

Mr. Krieger has served as a director of Ceres since February 2011. Mr. Krieger has been a managing director at Warburg Pincus LLC since 2006, which through its affiliates is a shareholder of Ceres, and has been with Warburg Pincus since 2000. Prior to joining Warburg Pincus, he worked at McKinsey & Company in Atlanta and Europe from September 1995 to May 1998. He is currently a board member of Black Swan Energy Ltd., Canbriam Energy Inc., Endurance Energy Ltd., Kosmos Energy Ltd., MEG Energy Corp., Osum Oil Sands Corp., Velvet Energy Ltd. and West Valley Energy Corp. He received a B.S. in Economics from the Wharton School of the University of Pennsylvania, an M.S. from the Georgia Institute of Technology and an M.B.A. from Harvard Business School. Mr. Krieger was originally nominated to serve on our board of directors by Warburg Pincus pursuant to the terms of a voting agreement and brings extensive experience in business and finance and the energy industry to our board of directors.

Cheryl P. Morley, Director

Ms. Morley has served on our board of directors since August 2011. She was Senior Vice President of Corporate Strategy with Monsanto Company from 2003 to 2009, president of the Animal Agricultural Group from 1997 to 2003 and held a number of other leadership positions at Monsanto and its subsidiaries from 1983 to 1997. She also led the marketing and business development efforts for Monsanto’s NutraSweet product. Ms. Morley has served as a board member of Fleming Pharmaceuticals since March 2010 and the Missouri Botanical Gardens since June 2006. Ms. Morley has served as a board member and finance committee member for Mercy Health System since June 2012. In addition, since January 2010 she has served as chairman of the strategic advisory board to Joule Biotechnologies, Inc., and since November 2010 as a member of the business development advisory board of Pronutria, Inc. (formerly Essentient, Inc.) From March 2009 to October 2010, she served as a board member for Mercy Health Plans. Ms. Morley was chairman of the board and a member of the audit and compensation committees of the Nidus Center for Scientific Enterprise from September 2003 to October 2010. She was presiding director, chairman of the nominating and governance committee and a member of the audit committee for Indevus Pharmaceuticals from June 2002 to March 2009. She holds a B.S. degree from the University of Arizona and is a Certified Public Accountant. Ms. Morley brings extensive experience in finance, service on numerous boards and an understanding of the seed business to our board of directors.

Edmund Olivier, Director

Mr. Olivier has served on our board of directors since our inception in 1996. Mr. Olivier is a founding general partner of Oxford Bioscience Partners, one of the founders of Ceres. Mr. Olivier has been with Oxford Bioscience Partners since 1995. He has overseen investments in numerous life science companies in the United States, Europe, India and Japan. He has also served on the board of directors of a number of Oxford Bioscience’s portfolio companies. Mr. Olivier received an M.B.A. from Harvard Business School and a B.S. in Chemical Engineering from Rice University. He is a Life Fellow and member of the International Council of the Salk Institute and a Regent of Harris Manchester College, Oxford University. Mr. Olivier was originally nominated to serve on our board of directors by entities affiliated with Oxford Bioscience Partners pursuant to the terms of a voting agreement and brings extensive experience in business and finance, as well as an understanding of the life sciences industry, to our board of directors.

Douglas Suttles, Director

Mr. Suttles has served on our board of directors since December 2011, following an extensive career at global oil and gas company BP, p.l.c., or BP, and its subsidiaries. From January 2009 to March 2011, he served as chief operating officer at BP Exploration & Production, Inc., where his responsibilities included overseeing BP’s global energy and production activities, technology groups and learning & development organization. From November 2006 to December 2008, Mr. Suttles was president of BP Exploration (Alaska) Inc., where he oversaw all BP activities in Alaska. From June 2005 to November 2006, he held similar responsibilities in Russia as president of BP Sakhalin. Earlier in his career at BP, Mr. Suttles held executive and managerial positions in BP’s various functional areas and geographic business units. Prior to joining BP, he completed various production engineering assignments with Exxon Mobil Corp. from 1983 to 1988. He has also served as a board member of the University of Texas Engineering Advisory Board since 2007 and has been an active board director of NEOS, a privately held company, since September 2011. His prior board roles include Alaska Oil & Gas Association, The Nature Conservancy, the Anchorage Museum and The Foraker Group, each from 2007 to 2008. He holds a B.S. in Mechanical Engineering from the University of Texas, Austin. Mr. Suttles brings considerable international experience in energy development and production to our board of directors.

Executive Officers

Paul Kuc, Chief Financial Officer

Mr. Kuc joined Ceres in 2008 as Chief Financial Officer, following a 12-year career with Monsanto Company, where he held various regional and global finance positions, including posts in Argentina, Brazil, Canada, Mexico and the United States, with his last position, beginning April 2007, as Lead Worldwide Manufacturing Finance at Seminis, Inc., which was purchased by Monsanto in 2005. At Monsanto, among other responsibilities, he developed and implemented international costing and financial systems for the seed and agricultural biotechnology company. Mr. Kuc began his career, from June 1994 to June 1996 at the pharmaceutical company Eli Lilly and Company. He holds a Master’s of Science degree in Economics from the University of Lodz, Poland and an M.B.A. from the Ivey Business School, University of Western Ontario, Canada.

Wilfriede van Assche, Senior Vice President & General Counsel and Secretary

Ms. van Assche joined Ceres in 2000. She has more than 20 years of legal experience in the plant biotechnology and seed industry. From 1996 until 2000, Ms. van Assche was the General Counsel of the plant biotechnology and seed divisions of Hoechst Schering AgrEvo GmbH and following the merger of Hoechst and Rhone Poulenc, of the same divisions of Aventis, a leading life sciences company that is now part of Bayer AG. Previously, she was the General Counsel of Plant Genetic Systems N.V. from 1988 until its acquisition by Hoechst Schering AgrEvo GmbH in 1996. She began her career with the law firm De Bandt van Hecke (now Linklaters) in Belgium from 1979 until 1982, and was counsel in the legal department of GTE Atea (now Siemens), a telecommunications company, from 1982 until 1988. Ms. van Assche holds a law degree from the University of Leuven and a postgraduate degree from the College of Europe. She is a member of the State Bar of California.

J. Jefferson Gwyn, Ph.D., Vice President of Breeding and Genomics

Dr. Gwyn joined Ceres in 2008 as Director of Breeding and was promoted in August 2009 to Vice President of Breeding and Genomics. He oversees crop improvement in switchgrass, sorghum and other energy crops. He also manages our field research center near College Station, Texas. Prior to joining Ceres, Dr. Gwyn was head of soybean trait development at Syngenta Seeds, Inc. from July 2007 to August 2008 and station manager from September 2005 to July 2007. Earlier in his career, Dr. Gwyn established and managed cotton breeding and trait programs stations in the United States and Brazil for Bayer Cotton Seed International as Director of Breeding from March 1998 to July 2005. He was also a project director and program manager in corn trait breeding for DeKalb Genetics from March 1996 to February 1998. Dr. Gwyn began his career as a cotton breeder and plant geneticist with Chembred, Inc. (American Cyanamid) from May 1989 to October 1995. He holds a Ph.D. in genetics from Texas A&M University and a Master’s Degree in genetics and plant breeding from Iowa State University. He completed his undergraduate studies at the University of Arkansas.

Michael Stephenson, Vice President of Operations

Mr. Stephenson joined Ceres in 2008. Prior to joining Ceres, Mr. Stephenson was a general manager for one of the brands of AgReliant Genetics, the fifth largest corn seed company in the United States, from 2000 to 2008. In addition to his commercial experience, Mr. Stephenson has chaired the American Seed Trade Association’s corn and sorghum division, and served as President of the Soybean Research Foundation and Regional Vice President of American Seed Trade Association. Mr. Stephenson holds a B.S. in Business Administration from the University of Kansas.

Roger Pennell, Ph.D., Vice President of Trait Development

Dr. Pennell joined Ceres in 1998 and held various research management positions, including Director, Trait Development from 2006 until 2009 when he assumed his current role as Vice President of Trait Development. Dr. Pennell has been an Adjunct Professor in the Department of Molecular, Cellular and Developmental Biology at the University of California, Los Angeles since 2001 and a frequent reviewer for the scientific press.

Dr. Pennell holds a Ph.D. from University College London. He performed post-doctoral research at the John Innes Institute and Wageningen Agricultural University, and in 1990 was the recipient of a prestigious Royal Society University Research Fellowship, which he used at University College London and, from 1995, at the Salk Institute. During this time, Dr. Pennell studied cellular and molecular aspects of plant growth, development and disease resistance, and has published more than 40 scientific papers on these subjects.

Board of Directors

Our board of directors currently consists of twelve members. Our amended and restated certificate of incorporation and our amended and restated bylaws permit our board of directors to establish by resolution the authorized number of directors.

Our amended and restated certificate of incorporation and our amended and restated bylaws provide for a classified board of directors consisting of three classes, with staggered three-year terms as follows:

•	Class I directors, whose initial term will expire at the annual meeting of stockholders to be held in 2013;

•	Class II directors, whose initial term will expire at the annual meeting of stockholders to be held in 2014; and

•	Class III directors, whose initial term will expire at the annual meeting of stockholders to be held in 2015.

At each annual meeting of stockholders, upon expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders held in the year in which that term expires. Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors.

The Class I directors consist of Mr. Debbane, Dr. Goldberg, Mr. Kiley and Dr. Koonin; the Class II directors consist of Mr. Brandys, Dr. Flavell, Dr. Hamilton and Mr. Olivier; and the Class III directors consist of Dr. De Logi, Mr. Krieger, Ms. Morley and Mr. Suttles.

The classification of our board of directors may have the effect of delaying or preventing changes in our control or management.

Risk Oversight

The board of directors is responsible for general oversight of company risk and risk management, and reviews management’s strategies for adequately mitigating and managing the identified risks. Although our board of directors administers this risk management oversight function, our Audit Committee supports our board of directors in discharging its oversight duties and addressing risks. Our Compensation Committee oversees management of risks relating to our compensation plans and programs. Our board of directors expects company management to consider risk and risk management in its business decisions, to develop and monitor risk management strategies and processes for day-to-day activities and to implement risk management strategies adopted by the committees and the board of directors.

Director Independence

Our common stock is listed on the Nasdaq Stock Market. Under the rules of the Nasdaq Stock Market, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of the Nasdaq Stock Market require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of the Nasdaq Stock Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has reviewed its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Messrs. De Logi, Brandys, Debbane, Goldberg, Kiley, Koonin, Krieger, Olivier and Suttles and Ms. Morley, representing ten of our twelve directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of the Nasdaq Stock Market.

Our board of directors also determined that Messrs. Brandys and Kiley and Ms. Morley, who comprise our Audit Committee, and Messrs. De Logi and Olivier and Ms. Morley, who comprise our Compensation Committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of The Nasdaq Stock Market. In making this determination, our board of directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock held by each non-employee director.

Committees of the Board of Directors

Our board of directors has established an Audit Committee, Compensation Committee and a Nominating and Corporate Governance Committee. Each committee has the composition and responsibilities described below.

Audit Committee

Our Audit Committee is comprised of Messrs. Brandys and Kiley and Ms. Morley, who is the chair of the Audit Committee. The composition of our Audit Committee meets the requirements for independence under the current Nasdaq Stock Market and SEC rules and regulations. Each member of our Audit Committee possesses financial sophistication as defined under the rules of the Nasdaq Global Market. Ms. Morley is our “Audit Committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. Being an “Audit Committee financial expert” does not impose on Ms. Morley any duties, obligations or liabilities that are greater than are generally imposed on her as a member of our Audit Committee and our board of directors. Our board of directors has adopted a charter for our Audit Committee, which provides, among other things, that our Audit Committee will:

•	oversee our accounting and financial reporting processes and audits of our financial statements;

•	be directly responsible for the appointment, retention, compensation and oversight of the work of the independent registered public accounting firm;

•

have the sole authority to preapprove any non-audit services to be provided by the independent registered public accounting firm and to review with the lead audit partner whether any of the audit team members receive any discretionary compensation from the audit firm with respect to non-audit services performed by the independent registered public accounting firm;

•

actively engage in dialogue with the independent registered public accounting firm with respect to any disclosed relationships or services that may impact the objectivity and independence of the independent registered public accounting firm and recommend that the board of directors take, appropriate action to oversee the independence of the independent auditor; and

•

discuss the adequacy of the Company’s internal control over financial reporting with the independent registered public accounting firm and management and review and discuss any changes implemented by management to address control deficiencies or to make controls more effective.

Compensation Committee

Our Compensation Committee is comprised of Ms. Morley and Messrs. De Logi and Olivier, who is the chair of the Compensation Committee. The composition of our Compensation Committee will meet the requirements for independence under the current Nasdaq Stock Market and SEC rules and regulations. The purpose of our Compensation Committee is to set compensation policy, administer compensation plans and recommend compensation for executive officers to the board of directors. Our board of directors has adopted a charter for our Compensation Committee, under which our Compensation Committee will discharge the responsibilities of our board of directors relating to compensation of our executive officers, and will, among other things:

•	establish the Company’s general compensation philosophy;

•	review and recommend that our board of directors approve the compensation of our executive officers;

•	review and recommend that our board of directors approve the compensation of our directors;

•	review and approve, or recommend that the board of directors approve, payouts under annual bonus and other performance-based compensation programs;

•	review and recommend that our board of directors approve new or existing long-term or equity-based compensation plans or arrangements and administer those plans or arrangements;

•	assist in developing succession and continuity plans for the CEO and other executive officers;

•

review and consult with the board of directors on our compensation and benefit plans to determine whether they create risks that are reasonably likely to have a material adverse effect on the company; and

•	review, discuss with management, and approve the compensation, discussion and analysis when required in our public filings.

In March 2012, our Compensation Committee retained Compensia, Inc., or Compensia, a compensation advisory firm, to serve as an independent advisor to the Compensation Committee on equity and executive compensation matters. Compensia assisted our Compensation Committee to identify a peer group of public companies, to conduct an executive compensation market assessment.

Nominating and Corporate Governance Committee

Our board of directors has established a Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee is comprised of Messrs. De Logi, Debbane, Krieger and Kiley, who is the chair of the Nominating and Corporate Governance Committee. The composition of our Nominating and Corporate Governance Committee meets the requirements for independence under the current Nasdaq Stock Market and SEC rules and regulations. Our board of directors has adopted a charter for our Nominating and Corporate Governance Committee, under which our Nominating and Corporate Governance Committee will, among other things:

•	identify and recommend director nominees;

•	recommend directors to serve on our various committees; and

•	implement our corporate governance guidelines.

The charters of our Audit, Compensation and Nominating and Corporate Governance Committees, and any amendments that may be adopted from time to time, are posted on our website at www.ceres.net.

Compensation Committee Interlocks and Insider Participation

During fiscal 2012, prior to the closing of our initial public offering on February 27, 2012, our Compensation Committee was comprised of Messrs. Brandys, De Logi, Goldberg and Olivier. None of them has at any time during the last fiscal year been one of our officers or employees, nor have any of our executive officers served as a member of the board of directors, or as a member of the compensation or similar committee, of an entity that has one or more executive officers who served on our board of directors or Compensation Committee during fiscal 2012.

Since the closing of our initial public offering on February 27, 2012, the Compensation Committee has consisted of Ms. Morley and Messrs. De Logi and Olivier, who is the chair of the Compensation Committee. None of them has at any time during the last fiscal year been one of our officers or employees, nor have any of our executive officers served as a member of the board of directors, or as a member of the compensation or similar committee, of an entity that has one or more executive officers who served on our board of directors or Compensation Committee during fiscal 2012.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics. The code of business conduct and ethics applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The full text of our code of business conduct and ethics is posted on our website at www.ceres.net. We intend to disclose future amendments to our code of business conduct and ethics, or waivers of these provisions, on our website and also in our periodic filings with the SEC.

Limitation of Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation and our amended and restated bylaws limit the liability of our directors, officers, employees and other agents to the fullest extent permitted by Delaware law. Section 145 of the Delaware General Corporation Law permits indemnification of officers, directors and other agents under certain circumstances and subject to certain limitations. Delaware law also permits a corporation to not hold its directors personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for:

•	breach of their duty of loyalty to us or our stockholders;

•	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; and

•	any transaction from which the director derived an improper personal benefit.

These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission. Our amended and restated certificate of incorporation also permits us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity. We have obtained directors’ and officers’ liability insurance to cover certain liabilities described above. We have entered into separate indemnity agreements with each of our directors and executive officers that require us to indemnify such persons against any and all expenses (including attorneys’ fees), witness fees, judgments, fines, settlements and other amounts incurred (including expenses of a derivative action) in connection with any action, suit or proceeding or alternative dispute resolution mechanism, inquiry hearing or investigation, whether threatened, pending or completed, to which any such person may be made a party by reason of the fact that such person is or was a director, an officer or an employee of us or any of our affiliated enterprises, provided that such person must follow the procedures for determining entitlement to indemnification set out in the indemnity agreements. The indemnity agreements also set forth other procedures that will apply in the event of a claim for indemnification thereunder. We believe that these provisions and agreements are necessary to attract and retain qualified persons as executive officers and directors of our company.

At present, there is no pending litigation or proceeding involving any of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial conditions may be negatively affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, executive officers or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Director Compensation

The following table sets forth information concerning the compensation of our directors during the year ended August 31, 2012:

Name (1)(2)	Fees earned or paid in cash ($)	Option awards($)(3)	All other compensation($)	Total($)
Walter De Logi, Ph.D.	35,500	45,906	—	81,406
Pascal Brandys	18,750	45,906	—	64,656
Raymond Debbane	16,750	45,906	—	62,656
Robert Goldberg, Ph.D.	15,000	45,906	—	60,906
Thomas Kiley	21,750	45,906	—	67,656
Steven Koonin, Ph. D.	—	52,964	—	52,964
Cheryl Morley	26,250	45,906	—	72,156
David B. Krieger	16,750	45,906	—	62,656
Edmund Olivier	22,500	45,906	—	68,406
Douglas Suttles	15,000	45,906	—	60,906

(1)	Dr. Hamilton, our President and Chief Executive Officer, is not included in this table as he is an employee of the Company and does not receive additional compensation for his service as a director. All of the compensation paid to Dr. Hamilton for the services he provides to us is reflected in the Summary Compensation Table.
(2)	Dr. Flavell is not included in this table as he was an executive officer during fiscal year 2012, other than a named executive officer, who did not receive any additional compensation for services provided as a director.
(3)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during fiscal 2012, computed in accordance with ASC Topic 718. The assumptions used by us in determining the grant date fair value of option awards and our general approach to our valuation methodology are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Stock-based Compensation” section of this Annual Report on Form 10-K. These amounts do not correspond to the actual value that may be recognized by the named executive officers.

Narrative to director compensation table.

Based on the recommendation of Compensia and our Compensation Committee, our board of directors has adopted a compensation policy that is applicable to all of our non-employee directors. Under this policy, each non-employee director will receive an annual cash retainer, payable on a quarterly basis, and an annual stock option grant. In addition, upon initial appointment to the board of directors, each non-employee director will receive an initial stock option grant. Committee members and committee chairpersons will receive additional committee retainers, and if we elect a lead/non-executive chairman of the board of directors, he or she will also receive an additional lead director retainer. The retainer and stock option amounts that we provide are as follows:

•	an annual retainer of $30,000, payable on a quarterly basis;

•	an initial stock option grant to purchase 11,666 shares, to vest annually over three years;

•	an annual stock option grant to purchase 5,833 shares, to vest 100% after one year;

•	an annual retainer for committee members as follows: $7,500 for members of the audit and compensation committees, and $3,500 for members of the nominating and governance committee;

•	an annual retainer for committee chairs as follows: $15,000 for the chairs of the audit and compensation committees, and $6,000 for the chair of the nominating and governance committee;

•	an annual retainer of $30,000 for any non-employee director appointed as lead/non-executive chairman of the board of directors; and

•	and reimbursement for reasonable out-of-pocket business expenses.

In connection with his retirement from the position of Chief Scientific Officer on October 11, 2012, Dr. Flavell entered into an exclusive consultancy agreement with us. Pursuant to the consultancy agreement, Dr. Flavell will earn $2,000 per day for 20 to 25 days of service per year, and he agrees not to provide services to any other party in the field of commercial, for profit bioenergy crop activities. The consultancy agreement has an initial term of one year, effective October 11, 2012, with an automatic renewal for an undetermined amount of time, subject to termination by either party by giving six months’ notice.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of these securities with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the forms furnished to us during or with respect to our most recent fiscal year, all of our directors and executive officers subject to the reporting requirements and each beneficial owner of more than ten percent of our Common Stock satisfied all applicable filing requirements under Section 16(a), except as follows: On July 11, 2012, Robert Carlson, Jr. filed a Form 4 reflecting three transactions that were not reported on a timely basis. The three late transactions were purchases of shares of Common Stock by Mr. Carlson, Jr. that occurred on May 24, 2012, May 31, 2012 and June 1, 2012.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics which applies to all directors, officers and employees of Ceres, Inc. and its subsidiaries, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics is available on our website, www.ceres.net, in the “Investor Relations” section.

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the years ended August 31, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Richard Hamilton
President and Chief Executive Officer	2012	443,877	198,000	1,470,663	15,147	(3)	2,127,687
	2011	386,538	94,000	802,000	13,219		1,295,757
Paul Kuc
Chief Financial Officer	2012	309,077	129,000	514,726	6,428	(4)	959,231
	2011	268,500	74,000	160,400	5,418		508,318
Michael Stephenson
Vice President of Operations	2012	288,881	90,000	330,900	11,275	(5)	721,056
	2011	254,577	64,000	160,400	8,630		487,607

(1)	For fiscal 2011 and fiscal 2012, bonuses for our named executive officers have been determined on a discretionary basis by our Compensation Committee and our board of directors. In general, the amount of each named executive officer’s target bonus is not determined by applying any specific formula, but is determined based upon the following: (i) the achievement of company milestones; (ii) the achievement of individual milestones; and (iii) other factors deemed relevant by our Compensation Committee and our board of directors. Accordingly, we are disclosing bonus amounts in the “Bonus” column.
(2)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during fiscal 2011 and fiscal 2012, computed in accordance with ASC Topic 718. The assumptions used by us in determining the grant date fair value of option awards and our general approach to our valuation methodology are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Stock-based Compensation” section of this Annual Report on Form 10-K. These amounts do not correspond to the actual value that may be recognized by the named executive officers.
(3)	This amount includes a company matching contribution to our 401(k) plan in the amount of $9,566, company-paid life insurance premiums in the amount of $330 and reimbursement of $4,451 for personal legal expenses and $800 for associated taxes.
(4)	This amount includes a company matching contribution to our 401(k) plan in the amount of $6,098 and company-paid life insurance premiums in the amount of $330.
(5)	This amount includes a company matching contribution to our 401(k) plan in the amount of $10,962 and company-paid life insurance premiums in the amount of $313.

Outstanding Equity Awards at Fiscal 2012 Year-End

The following table itemizes outstanding options held by the named executive officers as of August 31, 2012.

		Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable (1)*		Number of Securities Underlying Unexercised Options(#) Unexercisable		Total Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)(2)	Option Expiration Date
Richard Hamilton	12/19/2002	400,000	(3)	—		400,000	(6)	1.95	12/18/2012
	1/16/2006	68,333		—		68,333	(7)	3.90	1/15/2016
	12/21/2007	187,333		—		187,333	(8)	6.75	12/20/2017
	6/23/2011	66,666	(4)	—		66,666	(9)	16.77	6/22/2021
	2/27/2012	—		133,333	(5)	133,333	(10)	13.00	2/26/2022
Paul Kuc	9/3/2008	110,000		—		110,000	(11)	6.75	9/2/2018
	6/8/2010	33,333		—		33,333	(12)	6.75	6/7/2020
	6/23/2011	13,333	(4)	—		13,333	(9)	16.77	6/22/2021
	2/27/2012	—		46,666	(5)	46,666	(10)	13.00	2/26/2022
Michael Stephenson	6/4/2008	100,000		—		100,000	(13)	6.75	6/3/2018
	6/8/2010	33,333		—		33,333	(12)	6.75	6/7/2020
	6/23/2011	13,333	(4)	—		13,333	(9)	16.77	6/22/2021
	2/27/2012	—		30,000	(5)	30,000	(10)	13.00	2/26/2022

*	All stock options issued under our 2010 Stock Option/Stock Issuance Plan, or the 2010 Plan and our 2000 Stock Option/Stock Issuance Plan, or the 2000 Plan, may be exercised prior to vesting, subject to repurchase rights that expire over the vesting periods indicated in the footnotes below.
(1)	Unless otherwise specified, options granted before 2011 vest as to 25% of the original number of shares on the first anniversary of the vesting commencement date and the remainder of the shares vest ratably each month thereafter until the fourth anniversary of the vesting commencement date. Notwithstanding the foregoing, awards may be accelerated upon a change in control of our company, and/or a termination of employment following a change in control, as further described below in “Executive Compensation — Potential Severance Payments upon Termination and upon Termination Following a Change in Control”. Unvested options granted under the 2010 Plan and the 2000 Plan are subject to early exercise, in which case, until they vest, the shares acquired pursuant to such exercise will be restricted and subject to repurchase by the Company at the exercise price upon the participant termination of employment.
(2)	The option exercise price for options granted prior to our initial public offering represents the fair market value of our common stock as of the date of grant, as determined by our board of directors. The option exercise price for all options granted on February 27, 2012 have an exercise price equal to the initial public offering price per share of our initial public offering. For a discussion of our methodology for determining the fair market value of our common stock, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” section of this Annual Report on Form 10-K.
(3)	All options granted on December 19, 2002 were originally scheduled to expire on December 18, 2012. On August 15, 2012, we held a Special Meeting of Stockholders, at which the stockholders of the Company approved an amendment to the 2000 Plan to extend the term of such options to thirteen years from their date of grant (subject to the consent of the affected optionholders). Mr. Hamilton consented to the extension of these options to purchase 400,000 shares of common stock on September 10, 2012.
(4)	All options granted on June 23, 2011, are subject to a five-year vesting schedule with a two-year cliff, with 40% of the options vesting on the second anniversary of the grant date and the remainder vesting ratably each month thereafter until the fifth anniversary of the grant date.

(5)	All options granted on February 27, 2012, are subject to a five-year vesting schedule with a two-year cliff, with 40% of the options vesting on the second anniversary of the grant date and the remainder vesting ratably each month thereafter until the fifth anniversary of the grant date.
(6)	The vesting commencement date of this grant is September 23, 2002.
(7)	The vesting commencement date of this grant is January 16, 2006.
(8)	The vesting commencement date of this grant is December 21, 2007.
(9)	The vesting commencement date of this grant is June 23, 2011.
(10)	The vesting commencement date of this grant is February 27, 2012.
(11)	The vesting commencement date of this grant is September 3, 2008.
(12)	The vesting commencement date of this grant is June 8, 2010.

Potential Payments Upon Termination and Upon Termination in Connection with a Change in Control

We entered into employment agreements with each of our named executive officers that became effective on September 1, 2011, and which are described in more detail under “Executive Employment Agreements” below. Under these employment agreements, our named executive officers are entitled to certain severance payments and benefits in the event of their termination of employment under certain circumstances, including (i) termination without cause, (ii) resignation for good reason, (iii) termination without cause or resignation for good reason in connection with a change in control of the Company or (iv) termination due to death or disability. In addition, under our 2010 Stock Option/Stock Issuance Plan, or 2010 Plan, and our 2000 Stock Option/Stock Issuance Plan, or 2000 Plan, our named executive officers are entitled to accelerated vesting of outstanding equity awards in the event of their involuntary termination of employment within 12 months after a change in control or other corporate transaction. Under our 2011 Equity Incentive plan, or 2011 Plan, our named executive officers are entitled to accelerated vesting of outstanding equity awards in the event of a qualifying termination of employment, as defined in the 2011 Plan, within six months prior to or 12 months after a change in control or other corporate transaction.

The following table summarizes the potential severance payments and benefits payable to each of our named executive officers under each of the following circumstances: (i) termination of employment without cause or resignation for good reason in the absence of a change in control; (ii) termination of employment without cause or resignation for good reason in connection with a change in control; and (iii) termination of employment due to death or disability. This table assumes that: the named executive officers’ employment was terminated on August 31, 2012, and, where relevant, that a change in control of the Company occurred on August 31, 2012.

	Termination Without Cause or Resignation for Good Reason in the Absence of a Change in Control		Termination Without Cause or Resignation for Good Reason in Connection with a Change in Control		Termination Due to Death or Disability
Name	Lump Sum Severance Payment ($)(1)	Value of Accelerated Options or Restricted Shares ($)	Lump Sum Severance Payment ($)(2)	Value of Accelerated Options or Restricted Shares ($)(3)	Lump Sum Severance Payment ($)	Value of Accelerated Options or Restricted Shares ($)
Richard Hamilton	466,000	—	932,000	—	466,000	—
Paul Kuc	323,000	—	646,000	1,406	323,000	—
Michael Stephenson	300,000	—	600,000	1,222	300,000	—

(1)	This column assumes that the named executive officer is terminated without “cause” or resigns for “good reason” more than six months prior to or more than twelve months following a “change in control” (as each term is defined in the executive’s employment agreement and described below).
(2)	This column assumes that the named executive officer is terminated without “cause” or resigns for “good reason” within six months prior to or within twelve months following a “change in control” (as each term is defined in the executive’s employment agreement and described below).
(3)

This column assumes that the named executive officer suffers (i) an “involuntary termination” (as defined in the 2010 Plan) within twelve months after an acquisition of the Company, merger or other similar

“corporate transaction” (as each term is defined in the 2010 Plan and the 2000 Plan) or (ii) a “qualifying termination” (as defined in the 2011 Plan) within six months prior to or 12 months after an acquisition of the Company, merger or other similar “corporate transaction”. The amounts represent, in respect of each unvested stock option outstanding as of August 31, 2012, the number of shares underlying such stock option, multiplied by the excess of the fair market value of our common stock calculated using $6.83 per share, the closing price of Ceres common stock on August 31, 2012.

Executive Employment Agreements

We entered into executive employment agreements with each of our named executive officers effective as of September 1, 2011. The terms of each of these agreements are substantially similar, except with respect to each named executive officer’s initial base salary, which is described below.

Each of the executive employment agreements has an initial term of one year, starting on September 1, 2011, with an automatic renewal for additional one-year periods, unless either party gives 90 days’ notice of nonrenewal. The employment agreements provide for an initial annual base salary (to be reviewed by the Compensation Committee annually), a performance bonus and long-term incentive award opportunity as determined by the Compensation Committee, and participation in the Company’s savings, retirement and other welfare benefit plans that the Company may have in place from time to time.

Under the executive employment agreements, if the Company terminates the named executive officer’s employment or does not renew the term of the employment agreement for reasons other than for “cause” or if the named executive officer resigns his or her employment for “good reason”, then he will be entitled to (i) a lump sum severance payment equal to one years’ base salary; (ii) to the extent the termination occurs on or after the midpoint of the Company’s fiscal year, a pro-rated annual bonus and (iii) any other compensation and benefits accrued on or prior to the termination date. The named executive officer (or his or her estate if applicable) will also receive the foregoing amounts if his or her employment is terminated due to death or disability.

If the named executive officer’s employment is terminated or not renewed by the Company for reasons other than for “cause” or if he resigns from his or her employment for “good reason”, in each case, within six months prior to, or within twelve months after, a “change in control”, then he is entitled to a lump sum severance payment equal to two times his or her base salary and any other accrued compensation and benefits. If the named executive officer’s employment is terminated or the term of the employment agreement is not renewed for “cause” or if the named executive officer resigns from his or her employment or does not renew the term for any reason other than “good reason”, then he will be entitled only to compensation and benefits that have accrued on or prior to the termination date.

The named executive officers are obligated to comply with a confidentiality, proprietary information and inventions assignment agreement previously entered into with the Company and non-disparagement covenants under the executive employment agreements. In addition, payments under the agreements will be subject to any clawback or recoupment policies as required under applicable law.

Under the executive employment agreements, the following definitions apply:

•

“Cause” is defined as (i) a material breach of the employment agreement or any other written agreement with the Company to the extent the breach is not cured within 30 days; (ii) the named executive officer’s conviction or plea of nolo contendere to a felony or another crime involving dishonesty or moral turpitude or which could reflect negatively on or otherwise impair or impede the Company’s operations; (iii) the named executive officer’s engaging in misconduct, negligence, dishonesty, violence or threat of violence that is injurious to the Company; (iv) a material breach of a written policy of the Company or the rules of any governmental or regulatory body applicable to the Company that could result in an adverse effect on the Company or could reflect negatively on or impair the operations of the Company or (v) any other willful misconduct that is materially injurious to the financial condition or business reputation of the Company.

•

“Good reason” is defined as any of the following: (i) an adverse change in the named executive officer’s position with the Company that materially reduces his or her level of authority, duties or responsibility; (ii) a reduction of base salary by more than five percent (except a reduction of 15% or less if the reduction is similarly applied to all executives); (iii) a relocation of place of employment by more than 50 miles without the executive’s consent or (iv) a substantial change in the nature or orientation of the Company’s core business such that the Company is no longer substantially engaged in the agricultural biotechnology business.

•

A “change in control” means the occurrence of any of the following events: (i) any person or group becomes the beneficial owner of greater than 50% of the Company’s total voting power; (ii) the sale of substantially all of the Company’s assets; or (iii) the consummation of a merger or consolidation of the Company, after which the voting securities of the Company outstanding immediately prior to the event no longer represent 50% or more of the voting power represented by the voting securities of the Company or surviving entity immediately after the event.

The initial base salaries set forth in each of our named executive officers’ employment agreements were such named executive officers’ rate of annual base salary on September 1, 2011. Upon the effective date of our initial public offering, we provided a salary increase for our named executive officers, as follows:

Name	Post-Offering Salary ($)
Richard Hamilton	466,000
Paul Kuc	323,000
Michael Stephenson	300,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock, as of November 7, 2012, by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our voting securities;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which the individual or entity has sole or shared voting power or investment power. The information does not necessarily indicate beneficial ownership for any other purpose. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned.

Percentage ownership of our common stock in the table is based on 24,803,986 shares of our common stock outstanding on November 7, 2012. The number of shares beneficially owned by each person or group as of November 7, 2012 includes shares of common stock that such person or group had the right to acquire on or within 60 days after November 7, 2012, upon the exercise of options and warrants. References to options and warrants in the footnotes of the table below include only options and warrants outstanding as of November 7, 2012 that were exercisable on or within 60 days after November 7, 2012. For the purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after November 7, 2012 are included for that person or group but not the stock options or warrants of any other person or group.

Information in the table is derived from SEC filings made by such persons on Schedule 13D, Schedule 13G and/or under Section 16(a) of the Exchange Act and other information received by us. Except as otherwise set forth below, the address of the beneficial owner is c/o Ceres, Inc., 1535 Rancho Conejo Blvd., Thousand Oaks, CA 91320.

Name and Address of Beneficial Owner	Number (#)	Percentage (%)
5% Stockholders
Artal Luxembourg S.A. (1)	4,548,682	17.98%
Ambergate Trust (2)	2,965,232	11.74
Warburg Pincus Private Equity (3)	2,922,345	11.57
Oxford Bioscience entities (4)	1,845,190	7.44
Gimv entities (5)	1,569,072	6.29
Oppenheimer Growth entities (6)	1,476,953	5.92

Directors and Named Executive Officers
Walter De Logi (7)	533,328	2.15
Pascal Brandys (8)	88,566	*
Raymond Debbane (1)	20,673	*
Richard Flavell (9)	227,182	*
Robert Goldberg (10)	213,026	*
Richard Hamilton (11)	859,430	3.37
Thomas Kiley (12)	81,537	*
David B. Krieger (3) (13)	2,922,345	11.57
Edmund Olivier (4) (14)	1,871,087	7.54
Cheryl Morley	—	*
Douglas Suttles	—	*
Paul Kuc (15)	189,364	*
Michael Stephenson (16)	146,664	*

All directors and executive officers as a group (17 persons)	7,522,158	28.09%

*	Less than 1%
(1)	Includes 491,747 shares of common stock that may be acquired pursuant to the exercise of warrants held by Artal Luxembourg S.A. Raymond Debbane, one of our directors, is a director of Artal Group S.A. Artal Group S.A. is the parent entity of Artal International S.C.A., which is the parent entity of Artal Luxembourg S.A. Mr. Debbane disclaims beneficial ownership of the shares and shares underlying warrants held by Artal Luxembourg S.A., except to the extent of his pecuniary interest therein. The address for Artal Luxembourg S.A. is 105 Grand-Rue, L-1661, Luxembourg.
(2)	Represents 2,606,232 shares of common stock held by Rothschild Trust Guernsey Limited as Trustee F/B/O the Ambergate Trust, or Rothschild, and 359,000 shares of common stock held by The Lynda De Logi trust. Includes 453,866 shares of common stock that may be acquired pursuant to the exercise of warrants held by Rothschild. Mr. De Logi is the settlor of the Ambergate Trust and one of the beneficiaries. Mr. De Logi disclaims beneficial ownership of the shares held by the Ambergate Trust. The address for Rothschild is PO Box 472, St. Peter’s House, Le Bordage, St. Peter Port GY1 6AX, Guernsey.
(3)

Includes 461,538 shares of common stock that may be acquired pursuant to the exercise of warrants held by Warburg Pincus Private Equity IX, L.P., a Delaware limited partnership, or WP IX. The general partner of WP IX is Warburg Pincus IX LLC, a New York limited liability company, or WP IX LLC. Warburg Pincus Partners LLC, a New York limited liability company, or WP Partners, is the sole member of WP IX LLC. Warburg Pincus & Co., a New York general partnership, or WP, is the managing member of WP Partners. WP IX is managed by Warburg Pincus LLC, a New York limited liability company, or WP LLC.

David B. Krieger, one of our directors, is a Managing Director of WP LLC and a General Partner of WP. The shares and shares underlying warrants acquired by WP IX are reflected as indirectly owned by Mr. Krieger because of his affiliation with the Warburg Pincus entities. Mr. Krieger disclaims beneficial ownership of the shares and shares underlying warrants held by WP IX, except to the extent of his pecuniary interests therein. Charles R. Kaye and Joseph P. Landy are Managing General Partners of Warburg Pincus and Managing Members and Co-Presidents of WP and may be deemed to control the Warburg Pincus entities. Messrs. Kaye and Landy disclaim beneficial ownership of all shares held by the Warburg Pincus entities. The address for WP IX, WP IX LLC, WP Partners, WP, WP LLC, and Messrs. Kaye, Krieger and Landy is 450 Lexington Avenue, New York, NY 10017.
(4)	Represents 776,515 shares of common stock held by Oxford Bioscience Partners II, L.P., 103,229 shares of common stock held by Oxford Bioscience Partners (GS-Adjunct) II, L.P., 221,110 shares of common stock held by Oxford Bioscience Management Partners II, 162,406 shares of common stock held by Oxford Bioscience Partners (Adjunct) II, L.P. and 581,930 shares of common stock held by Oxford Bioscience Partners (Bermuda) II, Limited Partnership. OBP Management II L.P. is the general partner of Oxford Bioscience Partners II L.P., Oxford Bioscience Partners (Adjunct) II L.P. and Oxford Bioscience Partners (GS-Adjunct) II L.P. Edmund Olivier, Alan Walton, Cornelius Ryan and Jonathan Fleming are the general partners of OBP Management II L.P. OBP Management (Bermuda) II Limited Partnership is the general partner of Oxford Bioscience Partners (Bermuda) II Limited Partnership. Edmund Olivier, Alan Walton, Cornelius Ryan and Jonathan Fleming are the general partners of Oxford Bioscience Partners (Bermuda) II Limited Partnership. Messrs. Olivier, Walton, Ryan and Fleming all disclaim beneficial ownership of the shares except to the extent of their pecuniary interests therein. The shares acquired by the Oxford Bioscience entities are reflected as indirectly owned by Mr. Olivier because of his affiliation with the Oxford Bioscience entities. The address for Oxford Bioscience Partners is 535 Boylston Street, Suite 402, Boston, MA 02116.
(5)	Represents 97,780 shares of common stock held by Adviesbeheer Gimv Life Sciences 2004 N.V. and 1,471,292 shares of common stock held by Gimv N.V. Includes 22,308 shares of common stock that may be acquired pursuant to the exercise of warrants held by Adviesbeheer Gimv Life Sciences 2004 N.V. and 126,410 shares of common stock that may be acquired pursuant to the exercise of warrants held by Gimv N.V. The address for Adviesbeheer Gimv Life Sciences 2004 N.V. and Gimv N.V. is Karel Oomsstraat 37, B-2018, Antwerpen, Belgium.
(6)	Represents 1,134,780 shares of common stock held by Oppenheimer International Growth Fund and 342,173 shares of common stock held by Oppenheimer MassMutual International Equity Fund. Includes 126,666 shares of common stock that may be acquired pursuant to the exercise of warrants held by Oppenheimer International Growth Fund. The address for Oppenheimer International Growth Fund is 2 World Financial Center, 225 Liberty Street, New York, NY 10281.
(7)	Includes 53,330 shares of common stock held by Lynda De Logi, Walter De Logi’s spouse.
(8)	Includes 30,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 7, 2012, 3,750 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Brandys’ cessation of service with us prior to vesting.
(9)	Includes 114,999 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 7, 2012, 21,667 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Dr. Flavell’s cessation of service with us prior to vesting.
(10)	Includes 188,026 shares of common stock held by The Robert B. Goldberg Revocable Living Trust and 25,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 7, 2012, 2,500 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Dr. Goldberg’s cessation of service with us prior to vesting.
(11)	Includes 46,600 shares of restricted stock held by Dr. Hamilton, 33,333 shares of common stock held by the Richard Hamilton 2011-Ceres GRAT and 722,331 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 7, 2012, 66,666 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Dr. Hamilton’s cessation of service with us prior to vesting.

(12)	Includes 45,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 7, 2012, 5,000 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Kiley’s cessation of service with us prior to vesting. Also includes 14,743 shares of common stock held by The Kiley Revocable Trust and 5,128 shares of common stock issuable upon the exercise of warrants held by The Kiley Revocable Trust.
(13)	Consists of 2,922,345 shares of common stock held by WP IX, including the 461,538 shares identified in footnote 3.
(14)	Consists of 1,845,190 shares of common stock identified in footnote 4, 6,666 shares of common stock held by Mr. Olivier and 19,230 additional shares of common stock held by the Edmund and Ellen Olivier Revocable Family Trust.
(15)	Includes 32,300 shares of restricted stock held by Mr. Kuc and 156,664 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 7, 2012, 25,834 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Kuc’s cessation of service with us prior to vesting.
(16)	Consists of 146,664 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 7, 2012, 25,834 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Stephenson’s cessation of service with us prior to vesting.

Equity Compensation Plans

The following table provides information as of August 31, 2012 regarding compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	2,778,508	(1)	$7.92	782,372	(2)
Equity compensation plans not approved by stockholders	—		—	—
Total	2,778,508		$7.92	782,372

(1)	Consists of shares underlying stock options granted under our 2011 Equity Incentive Plan, or the 2011 Plan, our 2010 Stock Option/Stock Issuance Plan, or the 2010 Plan, and our 2000 Stock Option/Stock Issuance Plan, or the 2000 Plan.
(2)	Consists of shares issuable under the 2011 Plan and the 2010 Plan. No additional shares are available for future issuance under the 2000 Plan other than in respect of shares underlying outstanding stock options. The shares issuable under the 2011 Plan may be increased by the number of shares that would have been issuable under any stock option granted under the 2010 Plan or the 2000 Plan that were forfeited or that expired without being exercised. No future grants will be made under the 2010 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements, including employment, termination of employment and change-in-control and indemnification arrangements, discussed above under “Item 10. Management and Item 11. Executive Compensation,” the following is a description of each transaction since September 1, 2011, and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeds or will exceed $120,000; and

•

any of our directors, executive officers or holders of more than 5% of any class of our capital stock at the time of the transactions in issue, or any immediate family member of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.

Indemnification Arrangements

We have entered into an indemnity agreement with each of our directors and officers. The indemnity agreements and our amended and restated certificate of incorporation and amended and restated bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law. Please see “Management — Limitation of Liability and Indemnification of Officers and Directors”.

Executive Compensation and Employment Arrangements

Please see “Item 11. Executive Compensation” for information on compensation arrangements with our executive officers, including option grants and agreements with executive officers.

Investors’ Rights Agreement

Stockholder Registration Rights

In June 2010, we entered into an Amended and Restated Investors’ Rights Agreement, or the Investors’ Rights Agreement, with our major stockholders pursuant to which we agreed to provide certain rights to those stockholders that are a party to the Investors’ Rights Agreement to register the shares of our common stock (i) issuable upon conversion of outstanding convertible preferred stock, (ii) issued as a dividend or other distribution related to the convertible preferred stock, (iii) currently held or later acquired, and (iv) issuable upon the exercise of warrants held by any stockholder that is party to the agreement. We will bear all expenses incurred in connection with any underwritten registration, including, without limitation, all registration, filing and qualification fees, printers and accounting fees and the reasonable fees of counsel for the selling holders, but excluding underwriting discounts and commissions.

The registration rights provided for under the Investors’ Rights Agreement terminate after the earlier of five years following the consummation of an initial public offering, or any such time as the holder would be able to dispose of all of its registrable securities in any three month period under SEC Rule 144.

Demand Registration Rights

Pursuant to the Investors’ Rights Agreement, if, at any time after six months after the effective date of the first registration statement for a public offering of our securities (other than a registration statement relating either to the sale of securities to our employees pursuant to a stock option, stock purchase or similar plan or an SEC Rule 145 transaction), upon the written request of the holders of at least 15% of the securities covered by the Investors’ Rights Agreement that we file a registration statement under the Securities Act covering the registration of at least 15% of the securities covered by the Investors’ Rights Agreement, then we are required to file a registration statement covering the resale of the common stock requested to be registered. We are not obligated to file a registration statement after we have effected five registration statements pursuant to the Investors’ Rights Agreement or during certain periods prior to and after a registration statement has been filed by the company or, for a period of 90 days in the event the board of directors, in its judgment, makes the determination that it would be seriously detrimental to the Company and its shareholders for such registration statement to be filed and is therefore essential to defer the filing of such registration statement.

If an underwriter selected for an underwritten offering advises the holders demanding registration that marketing factors require a limitation on the number of shares to be underwritten, then, subject to certain limitations, the number of shares of registrable securities that may be included in the underwriting will be allocated among all holders of registrable securities in proportion to the amount of our registrable securities owned by each holder.

Piggyback Registration Rights

Pursuant to the Investors’ Rights Agreement, if, subject to certain exceptions, we propose to register any of our stock or other securities under the Securities Act in connection with the public offering of such securities solely for cash, we are required to promptly give such holders written notice of such registration. Upon the written request of each eligible holder, we will, subject to certain limitations, cause to be registered under the Securities Act all such securities that each such holder has requested to be registered.

Related Person Transaction Policy

As provided in our current Audit Committee charter, our Audit Committee is responsible for reviewing and approving all related party transactions on an ongoing basis and must review any potential conflict of interest situations where appropriate.

Director Independence

For a discussion of the independence of our directors, please see “Management — Director Independence” above.

Item 14.    Principal Accountant Fees and Services

Independent Registered Public Accounting Firm’s Fees

The following table presents fees billed for professional audit services and other services rendered to us by KPMG LLP for the years ended August 31, 2012 and 2011 (in thousands).

	Year ended August 31,
	2012	2011
Audit Fees	$1,178	$1,308
Audit-related Fees	70	50
Tax Fees	—	—
All Other Fees	—	—

TOTAL	$1,248	$1,358

In the above table, in accordance with applicable SEC rules:

•

The “Audit Fees” category includes aggregate fees billed in the relevant fiscal year for professional services rendered for the audit of annual financial statements, review of financial statements included in Quarterly Reports on Form 10-Q, services rendered in connection with our initial public offering and for services that are normally provided in connection with statutory or regulatory filings or engagements for those fiscal years.

•	The “Audit-Related Fees” category consists of fees billed for professional services rendered in connection audit requirements relating to our government grants.

•

“Tax Fees” are fees in the year for professional services for tax compliance, tax advice, and tax planning. We did not incur any fees related to tax services from KPMG LLP in the years ended August 31, 2012 or 2011.

•

“All Other Fees” are fees in the year for any products and services not included in the first three categories. We did not incur any fees related to tax services from KPMG LLP in the years ended August 31, 2012 or 2011.

Audit Committee Pre-approval Policy

The Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm, except where pre-approval is not required because such non-audit services are de minimis under the rules of the SEC, in which case subsequent approval may be obtained. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decision is presented to the full Audit Committee at its scheduled meetings. Our Audit Committee pre-approval policy is set forth in the Audit Committee Charter available at http://investor.ceres.net.

All fees paid to, and all services provided by, KPMG LLP during the years ended August 31, 2012 and 2011 were pre-approved by the Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a)(1) Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits

See “Index to Exhibits” beginning on page E-1, which is incorporated by reference herein. The Index to Exhibits lists all exhibits filed with this Annual Report on Form 10-K and identifies which of those exhibits, if any, are management contracts and compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of November, 2012.

CERES, INC.

By:	/S/ PAUL KUC
Name: Paul Kuc
Title: Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Hamilton, Paul Kuc and Wilfriede van Assche, his/her attorney-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ WALTER DE LOGI Walter De Logi, PhD	Chairman of the Board	November 20, 2012

/s/ PASCAL BRANDYS Pascal Brandys	Director	November 20, 2012

/s/ RAY DEBBANE Raymond Debbane	Director	November 20, 2012

/s/ RICHARD FLAVELL Richard Flavell, PhD, FRS, CBE	Director	November 20, 2012

/s/ BOB GOLDBERG Robert Goldberg	Director	November 20, 2012

/s/ RICHARD HAMILTON Richard Hamilton, PhD	President, Chief Executive Officer and Director	November 20, 2012

/s/ THOMAS D. KILEY Thomas Kiley	Director	November 20, 2012

/s/ STEVEN KOONIN Steven Koonin	Director	November 20, 2012

/s/ DAVID KRIEGER David B. Krieger	Director	November 20, 2012

/s/ CHERYL P. MORLEY Cheryl P. Morley	Director	November 20, 2012

/s/ EDMUND OLIVIER Edmund Olivier	Director	November 20, 2012

/s/ DOUGLAS SUTTLES Douglas Suttles	Director	November 20, 2012

CERES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ceres, Inc.:

We have audited the accompanying consolidated balance sheets of Ceres, Inc. and subsidiary as of August 31, 2012 and August 31, 2011 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended August 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceres, Inc. and subsidiary as of August 31, 2012 and August 31, 2011 and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

November 20, 2012

CERES, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	August 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$21,069	$21,911
Marketable securities	33,565	—
Prepaid expenses	1,050	631
Accounts receivable	765	1,292
Inventories	841	—
Deferred offering costs	—	2,775
Other current assets	278	225

Total current assets	57,568	26,834

Property and equipment, net	5,756	6,780
Restricted cash and investment	—	3,000
Marketable securities	5,720	—
Other assets	203	183

Total long-term assets	11,679	9,963

Total assets	$69,247	$36,797

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$5,476	$6,972
Deferred revenue	701	924
Deferred rent	31	31
Current portion of long-term debt	134	2,168

Total current liabilities	6,342	10,095
Deferred rent	88	149
Long-term debt, net of current portion	256	2,013
Convertible notes	—	13,630
Preferred Stock warrant liabilities	—	276
Common Stock warrant liabilities	—	17,450

Total liabilities	6,686	43,613

Commitments and contingencies
Convertible preferred stock	—	197,502
Stockholders’ equity (deficit):
Common Stock, $0.01 par value; 490,000,000 shares authorized; 24,549,029 shares issued and outstanding at August 31, 2012; 25,000,000 shares authorized; 2,014,168 shares issued and outstanding at August 31, 2011.	245	20
Additional paid-in capital	304,672	8,352
Accumulated other comprehensive loss	(283)	(27)
Accumulated deficit	(242,073)	(212,663)

Total stockholders’ equity (deficit)	62,561	(204,318)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$69,247	$36,797

See accompanying notes to the consolidated financial statements.

CERES, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended August 31,
	2012	2011	2010
Revenues:
Product sales	$432	$116	$288
Collaborative research and government grants	4,939	6,500	6,326

Total revenues	5,371	6,616	6,614

Cost and operating expenses:
Cost of product sales	2,384	2,492	2,946
Research and development	19,155	19,014	16,697
Selling, general and administrative	12,634	10,008	9,207

Total cost and operating expenses	34,173	31,514	28,850

Loss from operations	(28,802)	(24,898)	(22,236)
Interest expense	(560)	(456)	(153)
Interest income	39	7	23
Other (expense) income	(84)	(11,020)	(152)

Loss before income taxes	(29,407)	(36,367)	(22,518)
Income tax (expense) benefit	(3)	31	(65)

Net Loss	$(29,410)	$(36,336)	$(22,583)

Basic and diluted net loss per share attributable to common stockholders	$(2.18)	$(18.34)	$(11.70)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	13,488,336	1,981,627	1,930,395

See accompanying notes to the consolidated financial statements.

CERES, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended August 31,
	2012	2011	2010
Net loss	$(29,410)	$(36,336)	$(22,583)
Other comprehensive income (loss):
Foreign currency translation adjustments	(262)	(27)	—
Net unrealized gains on marketable securities	6	—	—

Total comprehensive loss	$(29,666)	$(36,363)	$(22,583)

See accompanying notes to the consolidated financial statements.

CERES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount
Balance at August 31, 2009	1,899,376	$19	$4,148	$—	$(153,744)	$(149,577)
Exercise of common stock options	48,666	—	31	—	—	31
Stock compensation expense	—	—	1,300	—	—	1,300
Net loss	—	—	—	—	(22,583)	(22,583)

Balance at August 31, 2010	1,948,042	19	5,479	—	(176,327)	(170,829)
Exercise of common stock options	66,126	1	163	—	—	164
Stock compensation expense	—	—	2,710	—	—	2,710
Net loss	—	—	—	—	(36,336)	(36,336)
Foreign currency translation adjustment	—	—	—	(27)	—	(27)

Balance at August 31, 2011	2,014,168	20	8,352	(27)	(212,663)	(204,318)
Exercise of common stock options	298,282	3	535	—	—	538
Common stock issued upon IPO, net of offering costs	5,750,000	58	65,100	—	—	65,158
Conversion of convertible notes upon IPO	1,098,575	11	14,271	—	—	14,282
Conversion of convertible preferred stock upon IPO	15,353,221	153	197,349	—	—	197,502
Cancellation of common stock	(5,817)	—	—	—	—	—
Restricted stock issued	45,100	—	—	—	—	—
Restricted stock cancelled	(4,500)	—	—	—	—	—
Conversion of liability classified warrants to equity classified warrants upon IPO	—	—	17,158	—	—	17,158
Stock compensation expense	—	—	1,909	—	—	1,909
Effect of reverse stock split	—	—	(2)	—	—	(2)
Net loss	—	—	—	—	(29,410)	(29,410)
Foreign currency translation adjustment	—	—	—	(262)	—	(262)
Unrealized gain on marketable securities	—	—	—	6	—	6

Balance at August 31, 2012	24,549,029	$245	$304,672	$(283)	$(242,073)	$62,561

See accompanying notes to the consolidated financial statements.

CERES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended August 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(29,410)	$(36,336)	$(22,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of common and preferred stock warrants and convertible notes	84	(818)	152
Charge on issuance of convertible notes	—	2,205	—
Charge for modification of liability classified warrants	—	9,633	—
Impairment of assets, net of insurance proceeds	26	—	—
Net gain on disposal of assets	30	42	106
Depreciation	2,059	2,075	2,420
Stock compensation	1,909	2,710	1,300
Discount on matured investments	—	—	19
Changes in operating assets and liabilities:
Prepaid expenses	(419)	44	316
Accounts receivable	527	(96)	(745)
Inventories	(841)	—	—
Deferred offering costs	2,775	(2,775)	—
Other assets	59	(83)	86
Accounts payables and accrued expenses	(1,827)	3,197	(298)
Deferred revenue	(223)	247	420
Deferred rent	(61)	(52)	(39)

Net cash used in operating activities	(25,312)	(20,007)	(18,846)

Cash flows from investing activities:
Purchases of property and equipment	(1,265)	(548)	(2,093)
Proceeds from sale of property and equipment	—	112	—
Proceeds from insurance	1,000	—	—
Change in restricted cash and investments	3,000	—	(2,900)
Purchase of marketable securities (at cost)	(39,278)	—	—
Maturities of marketable securities	—	—	15,365

Net cash (used in) provided by investing activities	(36,543)	(436)	10,372

Cash flows from financing activities:
Principal payments on debt	(6,921)	(2,263)	(462)
Proceeds from issuance of convertible notes	—	11,425	—
Proceeds from issuance of debt and preferred stock warrants	2,500	—	7,000
Proceeds from issuance of convertible preferred stock and common stock warrants	—	—	20,000
Proceeds from issuance of common stock	538	164	31
Proceeds from issuance of common stock upon IPO, net of underwriters discounts and commission	65,158	—	—

Net cash provided by financing activities	61,275	9,326	26,569

Effect of foreign currency translation on cash	(262)	(27)	—
Net (decrease) increase in cash and cash equivalents	(842)	(11,144)	18,095
Cash and cash equivalents at beginning of period	21,911	33,055	14,960

Cash and cash equivalents at end of period	$21,069	$21,911	$33,055

CERES, INC.

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended August 31,
	2012	2011	2010
Supplemental cash flow information:
Interest paid during the year	$376	$373	$110

Income taxes paid during the year	$3	$1	$1

Supplemental schedule of non-cash investing and financing activities:
Additions to property and equipment under capital leases	$489	$—	$9

Acquisitions of assets under accounts payable & accrued expenses	$330	$—	$—

Accrued deferred offering costs	$—	$1,965	$—

Surrender of common stock applied to stock option exercise	$90	$—	$—

Warrants issued in connection with equipment financing	$—	$—	$239

Warrants issued in connection with issuance of convertible preferred stock	$—	$—	$5,557

Detail of IPO transactions;
Conversion of convertible notes to common stock	$14,282	$—	$—
Conversion of convertible preferred stock to common stock	197,502	—	—
Conversion of liability classified warrants to equity classified warrants	17,158	—	—

Total non-cash IPO transactions	$228,942	$—	$—

See accompanying notes to the consolidated financial statements

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies

Description of Business

Ceres, Inc. (the “Company”) is an agricultural biotechnology company selling seeds to produce dedicated energy crops – renewable bioenergy feedstocks that can enable the large-scale replacement of petroleum and other fossil fuels. The Company uses a combination of advanced plant breeding and biotechnology to develop seed products.

In January 2010, the Company incorporated a subsidiary, Ceres Sementes do Brasil Ltda. The Company’s ownership in this subsidiary is 99.9% and the Company’s Chief Executive Officer owns the remaining interest.

On January 24, 2012, the Company filed an amended and restated certificate of incorporation which effected a 1 for 3 reverse stock split of the Company’s issued and outstanding shares of common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. All issued and outstanding shares of common stock and stock options and per share amounts contained in the Company’s consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

On February 27, 2012, the Company closed its initial public offering (IPO) of 5,750,000 shares of common stock (including 750,000 shares purchased by the underwriters upon the exercise of their right to purchase up to an additional 750,000 shares) at an offering price of $13.00 per share, resulting in net proceeds to the Company of approximately $65,158, after deducting underwriting discounts and commissions and offering expenses. Upon closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 15,353,221 shares of common stock, all of the Company’s outstanding convertible subordinated notes were automatically converted into 1,098,575 shares of common stock and all of the Company’s outstanding convertible preferred stock warrants were automatically converted into warrants to purchase a total of 20,511 shares of common stock.

Liquidity

The Company has incurred substantial net losses since its inception, including net losses of $29,410, $36,336 and $22,583 for the years ended August 31, 2012, 2011, and 2010, respectively. As of August 31, 2012 the Company had an accumulated deficit of $242,073.

The Company expects to incur additional losses related to the continued development and expansion of its business including research and development, seed production and operations, and sales and marketing. The Company plans to finance its operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding and from product sales. There is no assurance that the Company will achieve profitable operations, or if achieved, that profitable operations can be sustained on a continued basis.

Management believes that the Company’s cash and cash equivalents and marketable securities at August 31, 2012 are sufficient to fund operations for at least the next 12 months.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (GAAP) and with the instructions for Form 10-K and Regulations S-X. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. This affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of property and equipment, inventory, deferred tax assets, common stock, convertible preferred stock, stock options, warrant liabilities and convertible notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. Cash equivalents totaled $16,769 and $10,018 at August 31, 2012 and 2011, respectively.

Restricted Cash and Restricted Investments

Cash and investment accounts that are restricted as to withdrawal or usage are presented as restricted cash and investments.

Marketable Securities

Marketable securities are classified as available for sale and are recorded at fair value, with the unrealized gains and losses, if any, net of taxes, reported as a component of shareholders’ equity (deficit) until realized or until a determination is made that an other-than-temporary decline in market value has occurred.

In determining whether an other-than-temporary impairment exists for debt securities, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company has determined that there has been no impairment of its marketable securities.

The cost of marketable securities sold is based upon the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. There were no sales of marketable securities during the year ended August 31, 2012.

The Company classifies marketable securities as current or non-current based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.

Financial Instruments

The carrying value of financial instruments such as cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these instruments. At each period end, the fair value of the long-term debt approximated carrying value based on interest rates currently available to the Company.

Fair Value of Financial Instruments

Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels that are

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

•	Level 1 — Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables present the Company’s financial assets that were measured at fair value on a recurring basis as of August 31, 2012 and 2011 by level within the fair value hierarchy:

	August 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$16,769	$—	$—	$16,769
Commercial paper — available for sale	—	10,187	—	10,187
Corporate bonds — available for sale	—	29,098	—	29,098

Total	$16,769	$39,285	$—	$56,054

	August 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$10,018	$—	$—	$10,018

The Company utilized an option pricing valuation model to determine the fair value of its outstanding common and convertible preferred stock warrant liabilities. The inputs to the model include fair value of the stock related to the warrant, exercise price of the warrant, expected term, expected volatility, risk-free interest rate and dividend yield. As several significant inputs are not observable, the overall fair value measurement of the warrants is classified as Level 3. The changes in fair value of the Company’s Level 3 warrants and convertible notes were as follows:

	Common Stock Warrant Liabilities	Preferred Stock Warrant Liabilities	Convertible Notes
Fair value, August 31, 2010	$8,578	$333	$—
Issuance of convertible notes	—	—	13,640
Fair value adjustments	(761)	(57)	(10)
Warrant modification adjustment	9,633	—	—

Fair value, August 31, 2011	17,450	276	13,630
Fair value adjustments	(516)	(52)	652
Conversion upon closing of IPO	(16,934)	(224)	(14,282)

Fair value, August 31, 2012	$—	$—	$—

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Accounts Receivable

Accounts receivable represents amounts owed to the Company from product sales and collaborative research and government grants. The Company had no amounts reserved for doubtful accounts at August 31, 2012 and 2011 as the Company expected full collection of the accounts receivable balances.

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

	As of August 31,
Customers	2012	2011
Customer A	47.9	20.0
Customer B	*	21.3
Customer C	*	30.4
Customer D	13.6	20.0
Customer E	15.2	*

*	Less than 10%

Customers representing greater than 10% of revenues were as follows (in percentages):

	Year Ended August 31,
Customers	2012	2011	2010
Customer A	24.7	20.5	12.7
Customer B	16.8	16.6	13.5
Customer C	*	20.9	9.8
Customer D	17.4	25.4	28.5
Customer F	14.0	*	*

*	Less than 10%

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

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

On February 3, 2012, the Company’s plant breeding and field research station located near College Station, Texas was damaged by a tornado. The impact was limited to structural damage to the building that houses office space and a small laboratory and work space. A greenhouse, tractor sheds, and some agricultural equipment were also damaged. The cost to construct the damaged buildings was approximately $1,500.

For the year ended August 31, 2012, the Company impaired $1,026 in assets related to damage at the Texas facility, and at August 31, 2012, the Company had received insurance proceeds of $1,000 for repair costs. The remainder of the repairs, which will also be covered by insurance, was largely completed by September 2012.

Common and Convertible Preferred Stock Warrant Liabilities

Prior to the closing of the IPO, the Company determined that common stock warrants issued to certain holders of convertible preferred stock were not considered indexed to the Company’s common stock and therefore required liability classification. In addition, the Company accounted for its warrants to purchase shares of the Company’s convertible preferred stock that were contingently redeemable as liabilities at fair value on the consolidated balance sheets. These common and convertible preferred stock warrants were subject to re-measurement at each balance sheet date and the changes in fair value, if any, were recognized as other (expense) income.

Upon the closing of the IPO, certain common and convertible preferred stock warrants, previously classified as liabilities were revalued and reclassified to additional paid-in capital as they no longer met the requirements for liability classification given the automatic conversion of the convertible preferred stock to common stock upon consummation of the IPO.

Convertible Preferred Stock

In connection with the Company’s decision to file a registration statement with the Securities and Exchange Commission for the IPO, the Company adopted the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99-3A, Classification and Measurement of Redeemable Securities.

The convertible preferred stock was not redeemable by the Company or at the option of the preferred stockholders. The holders of the Company’s outstanding convertible preferred stock, voting or consenting together as a separate class, controlled the vote of the Company’s stockholders. As a result, the holders of all series of the Company’s convertible preferred stock could vote to approve a change in control under circumstances that would trigger a deemed liquidation under the Company’s certificate of incorporation in effect prior to the IPO. As redemption of the convertible preferred stock through a deemed liquidation was outside the control of the Company, all shares of convertible preferred stock were classified as temporary equity rather than as a component of stockholders’ (deficit) equity in the Company’s consolidated balance sheets. The carrying value of convertible preferred stock was recorded at its fair value at the date of issue. All series of convertible preferred stock are collectively referred to in the consolidated financial statements as convertible preferred stock.

As discussed in Note (1), all of the outstanding shares of convertible preferred stock were automatically converted into shares of common stock upon the closing of the IPO.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees using a fair value method under ASC Topic 718, Compensation - Stock Compensation, which requires the recognition of

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

compensation expense for costs related to all stock-based payments including stock options. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses an option pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period. The Company accounts for stock options issued to non-employees based on the estimated fair value of the awards using the option pricing model. The measurement of stock-based compensation to non-employees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered.

Revenue Recognition

Revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) transfer of product or technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. To date, the Company’s primary source of revenues has been derived from collaborative research agreements and government grants and to a lesser extent, product sales.

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

Collaborative Research and Government Grants

From time to time, the Company enters into research and development collaboration agreements with third parties including several biofuel producers and government agencies such as the Department of Energy (DOE) and the United States Department of Agriculture (USDA). The research and development collaboration agreements typically provide the Company with multiple revenue streams, which may include up-front, non-refundable fees for licensing certain of the Company’s technologies, government grants and fees for research and development activities, and contingent milestone payments based upon achievement of contractual criteria.

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

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

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

In April 2002, the Company entered into a multi-year discovery and development collaboration with Monsanto Company, focused on applying genomics technologies to identify genes that provide improvements in corn, soybean and certain other row crops. Pursuant to this agreement, Monsanto licensed rights to a portion of the Company’s trait discovery pipeline in certain row crops in exchange for license payments over several years. Monsanto also funded a research program with the Company, which was completed in 2007. Payments for such licenses were nonrefundable and were not subject to future performance. The Company had no milestone fees for any periods presented herein. In 2010, the Company and Monsanto agreed to amend the agreement. The amendment included an additional license fee of $450 pertaining to an expansion of the license grant. This amount was recorded in revenues for collaborative research and government grants in 2010. In connection with entering into the collaboration agreement, Monsanto also obtained an equity interest in the Company in the form of preferred stock which, at the time of the IPO, represented less than 5% of the Company’s common stock.

On December 20, 2007, the Company and Campbell Soup Company (Campbell) entered into a development and license agreement under which the Company is working to improve yields of a food product. The agreement provided that the Company would receive $7,500 in payments from Campbell over a five-year period provided milestones were met. In addition, the agreement provided that the Company would be entitled to receive a royalty based on the gross sales of crop varieties created under the agreement. In December 2011, the development and license agreement was amended to extend the $7,500 in payments from Campbell over a six-year period. The Company recognized revenue of $933, $1,683 and $1,883 under this agreement in 2012, 2011 and 2010, respectively.

The Company has earned research funding revenues from several agreements with the DOE, the USDA, USAID and several leading bio-fuels producers whereby the Company performed research activities and received revenues that partially reimbursed its expenses incurred. Under such grants and agreements, the Company retained a proprietary interest in the products and technology it developed. These expense reimbursements primarily consisted of direct expense sharing arrangements. The Company recorded revenue related to these grants of approximately $2,416, $3,120 and $2,800 in 2012, 2011 and 2010, respectively. The cumulative remaining amount to be claimed for all grants and certain collaboration agreements outstanding as of August 31, 2012 is approximately $2,154.

On December 16, 2008, the Company and Syngenta Biotechnology, Inc. (Syngenta) entered into a software license and collaboration agreement pursuant to which the Company provided software, software development and customer support for certain research application-based software. The agreement was structured into three phases and under the agreement, the Company received $1,500 in payments over an approximate 4.5 year period. The software delivered is comprised of multiple elements, which include software, installation, training, customization of software, and software support. On April 16, 2012, the agreement was amended to reflect Syngenta’s acceptance of all software and software support services provided under the original agreement and to allow for the continuation of certain software support services during a post development support period beginning April 16, 2012 and extending until all services are terminated pursuant to the terms of the agreement. The Company recognized revenues equal to the amount of expense recognized as services were rendered until

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

April 15, 2012, when the software support became the only undelivered element. Beginning April 16, 2012, the unrecognized revenue under the agreement is being recognized ratably over the remaining software support period. The Company recognized revenues totaling $750, $243 and $268 under this agreement in 2012, 2011 and 2010, respectively.

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

Seed Inventories

At August 31, 2012, inventory consisted of work-in-process and finished good costs related to sweet sorghum seeds. Inventory costs are computed on a first-in, first-out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. A full valuation reserve has been recorded on all other seed products as no established market exists.

At August 31, 2011, a full valuation reserve was recorded against all seed inventory due to the early commercialization of the Company’s seed products and no established market for the these products.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

The Company accounts for unrecognized tax benefits also in accordance with ASC 740, Income Taxes, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution to any related appeals or litigation, based solely on the technical merits of the position. The Company has no accrual for interest or penalties related to uncertain tax positions at August 31, 2012 and 2011, and did not recognize interest or penalties in the Statements of Operations during the years ended August 31, 2012, 2011 and 2010.

Since the Company’s inception, the Company has been subject to income taxes principally in the United States and Brazil where it has a subsidiary. The Company anticipates that as it expands its operations outside the United States, it will become subject to taxation based in the foreign statutory rates and the effective tax rate could fluctuate accordingly. The tax years 2007 to 2011 remain open to examination by federal and state taxing jurisdictions and the tax years 2010-2011 remain open to examination by foreign jurisdictions. However, the Company has NOLs beginning in 1998 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Foreign Currency Translation

The Brazilian real is the functional currency of the Company’s subsidiary in Brazil. Accordingly, asset and liability accounts of those operations are translated into United States dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into United States dollars using historical rates. The revenues and expenses are translated using the exchange rates in effect when the transactions occur. Gains and losses from foreign currency translation adjustments are represented as a component of accumulated other comprehensive loss.

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding, to the extent they are dilutive. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the weighted average conversion of the convertible preferred stock into shares of common stock (using the if-converted method). Dilutive net loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended August 31,
	2012	2011	2010
Net loss	$(29,410)	$(36,336)	$(22,583)

Basic and diluted net loss per common share	$(2.18)	$(18.34)	$(11.70)
Basic and diluted weighted average outstanding common shares used for net loss	13,488,336	1,981,627	1,930,395

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Year Ended August 31,
	2012	2011	2010
Options to purchase common stock	2,778,508	2,597,285	2,291,408
Warrants to purchase common stock	2,082,045	1,994,868	1,994,868
Warrants to purchase convertible preferred stock	—	20,511	20,511
Convertible preferred stock	—	15,353,226	15,353,226
Convertible notes	—	1,171,818	—

Total	4,860,553	21,137,708	19,660,013

Segment and geographic information

Management has determined that it has one business activity and operates in one segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker. Geographic information regarding the Company’s operations outside of North America is not significant for any period presented.

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Recent Accounting Pronouncements

On December 16, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Disclosures about Offsetting Assets and Liabilities, in conjunction with the International Accounting Standards Board (IASB) issuance of amendments to Disclosures — Offsetting Financial Assets and Financial Liabilities (Amendments to International Financial Reporting Standards (IFRS) 7). While the Boards retained the existing offsetting models under U.S. GAAP and IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013 and interim periods with those annual periods. Retrospective application is required. The Company is currently evaluating the impact of adoption of this standard, if any, on its consolidated financial statements.

(2) Marketable Securities

Marketable securities classified as available for sale consisted of the following:

	August 31, 2012
Available for sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Commercial Paper	$10,187	$2	$(2)	$10,187
Corporate Bonds	29,092	17	(11)	29,098

Total	$39,279	$19	$(13)	$39,285

There were no securities classified as available for sale as of August 31, 2011 and there were no marketable securities classified as held-to maturity as of August 31, 2012 and 2011, respectively.

The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by stated maturity as of August 31, 2012:

	August 31, 2012
	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$33,567	$33,565
Due in 1 — 2 years	5,712	5,720

	$39,279	$39,285

(3) Inventories

Inventories consisted of the following:

August 31, 2012
Work in process	$264
Finished goods	577

Total inventories	$841

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(4) Property and Equipment

Property and equipment are summarized as follows:

	As of August 31,
	2012	2011
Land	$43	$43
Automobiles and trucks	728	373
Buildings	3,252	3,391
Office, laboratory, farm and warehouse equipment and furniture	15,552	16,346
Leasehold improvements	5,709	5,759

	25,284	25,912
Less accumulated depreciation	(19,528)	(19,132)

Property and equipment, net	$5,756	$6,780

(5) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of August 31,
	2012	2011
Accounts payable	$1,865	$3,790
Accrued payroll and related expenses	2,530	1,505
Research and development contracts	686	1,099
Accrued grower commitments	76	90
Other	319	488

	$5,476	$6,972

(6) Long-Term Debt

Long-term debt is summarized as follows:

	As of August 31,
	2012	2011
Equipment Loans	$—	$4,176
Capital Leases	390	5

	390	4,181
Less current portion	(134)	(2,168)

	$256	$2,013

Equipment Loans

In January 2010, the Company entered into a Loan and Security Agreement (the Loan Agreement) with a commercial bank (the Bank). The Loan Agreement provided financing for qualified equipment purchases. The Company borrowed a total of $7,000 in two tranches at interest rates of Prime Rate plus 2.75%, which was to be

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

repaid over 36 to 40 months. In connection with the Loan Agreement, the Company issued the Bank warrants to purchase shares of the Company’s convertible preferred stock. The fair value of the warrants was recorded as a discount on the equipment loan and was being recognized over the term of the equipment loan as interest expense. Upon closing of the Company’s IPO, the convertible preferred stock warrants were converted to warrants to purchase common stock (see Note (1)).

In September 2011, the Company entered into an Amended Loan and Security Agreement (Amended Loan Agreement) with the Bank that provided for an additional $3,500 term loan consisting of (i) a $2,500 immediately available term loan which was advanced to the Company in September 2011 and (ii) a $1,000 term loan available upon satisfaction of additional term loan advance conditions, which was not drawn by the Company. The interest rate for the Amended Loan Agreement was a fixed rate based on the Bank Prime Rate at the time of each loan advance. The Company paid interest only (4%) until April 2012 and principal plus interest were to be paid in equal installments over 36 months commencing April 1, 2012.

In May 2012, the Company repaid all amounts due and owing to the Bank under the Amended Loan Agreement. Upon repayment, the unamortized portion of the loan discount was charged to interest expense. At August 31, 2011, the Company held restricted cash of $3,000 in the form of a deposit related to the Amended Loan Agreement. The restriction lapsed upon repayment to the Bank.

The aggregated maturities of debt as of August 31, 2012 are as follows:

2013	$134
2014	213
2015	43

$390

(7) Stock-Based Compensation

Stock Option and Stock Issuance Plans

The Company has established three stock option and stock issuance plans: the Ceres, Inc. 2000 Stock Option/Stock Issuance Plan (2000 Plan), the Ceres, Inc. 2010 Stock Option/Stock Issuance Plan (2010 Plan) and the Ceres, Inc. 2011 Equity Incentive Plan (2011 Plan, and collectively with the 2000 Plan and the 2010 Plan, the Option Plans). The Option Plans provide for grants of Incentive Stock Options (ISOs) to employees and Nonstatutory Stock Options (NSOs) and restricted stock to employees, directors, and consultants. In addition, the 2011 Plan provides for the grant of other equity based awards such as restricted stock units, stock appreciation rights and deferred stock to employees, directors and consultants. The option term, as determined by the Company’s Board of Directors, generally may not exceed ten years. Vesting, also determined by the Company’s Board of Directors, generally occurs ratably over four to five years. ISOs and NSOs may be granted at a price per share of not less than the fair market value at the date of grant.

The total number of shares reserved for issuance under the Option Plans is 5,254,999. As of August 31, 2012, the Company had 782,372 shares available under the 2011 Plan for future grant. The Company does not intend to make further grants under the 2000 Plan or the 2010 Plan.

Stock Option Valuation and Compensation

The Company uses a Black Scholes option pricing model to determine the fair value of stock options. The weighted average grant date fair value of stock option awards was $10.40, $8.16 and $4.53 per option share for 2012, 2011, and 2010, respectively.

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The weighted average grant date estimated fair value of the Company’s common stock was, $14.44, $11.97 and $6.96 per share for 2012, 2011, and 2010, respectively.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year ended August 31,
	2012	2011	2010
Expected term (in years)	5.50-6.46	6.08-6.46	6.25
Expected volatility	78%-81%	70%-78%	70%
Risk free interest rate	0.88%-1.35%	1.48%-2.44%	2.29%-2.69%
Expected dividend yield	0%	0%	0%

Expected Term — Because of limited employee share option exercises, the Company uses a simplified method in which the expected term of an award is presumed to be mid-point between the vesting date and the expiration date of the award. The expected term for all employee option grants is an average of 6.22 years.

Expected Volatility — The Company estimates the volatility of its common stock by using the historical volatility of a group of comparable companies over the option’s expected term. The decision to use historical volatility of comparable companies was based upon the fact there is limited history of trading activity of the Company’s stock.

Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected Dividend Yield — The Company does not anticipate paying any cash dividends in the foreseeable future.

Total stock-based compensation expense included in operating expenses and total intrinsic value of stock options exercised are as follows:

	Year ended August 31,
	2012	2011	2010
Stock-based compensation costs for employee stock options	$2,464	$1,478	$1,288
Fair value changes of collaboration warrants	(555)	1,232	12

Total stock-based compensation costs included in operating expenses	$1,909	$2,710	$1,300

Intrinsic value of stock options exercised	$3,573	$632	$298

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Stock Option Activity

The following summarizes the stock option transactions under the Option Plans during the periods presented:

	Shares	Weighted Average Exercise Price
Options outstanding at August 31, 2010	2,291,408	$4.44
Options granted	545,033	11.76
Options exercised	(66,125)	2.49
Options forfeited	(173,031)	4.14

Options outstanding at August 31, 2011	2,597,285	6.06
Options granted	623,646	12.77
Options exercised	(298,283)	2.11
Options forfeited	(144,140)	7.34

Options outstanding at August 31, 2012	2,778,508	$7.92

The following table summarizes information about stock options outstanding and exercisable at August 31, 2012:

Range of Exercise Price	Number Outstanding and Exercisable	Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Vested and Exercisable	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)
$1.95	436,145	0.15	$1.95	436,145	$1.95	0.15
$3.90-$4.05	356,321	3.49	3.91	356,321	3.91	3.49
$6.75	866,924	6.29	6.75	735,340	6.75	6.06
$7.32	262,693	8.28	7.32	108,414	7.32	8.28
$16.77	161,995	8.78	16.77	5,721	16.77	8.43
$17.16	85,694	8.88	17.16	1,354	17.16	8.88
$13.00	487,307	9.49	13.00	—	—	—
$12.71	56,516	9.20	12.71	3,802	12.71	8.85
$12.10	52,497	9.49	12.10	—	—	—
$8.97	750	9.80	8.97	—	—	—
$6.66	11,666	9.98	6.66	—	—	—

	2,778,508			1,647,097

The tax benefit realized from options exercised during the year ended August 31, 2012 was $32. There were no tax benefits realized for the years ended August 31, 2011 and 2010. As of August 31, 2012, there was $8,189 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted average 3.78 years. The Company’s policy is to issue new shares for options exercised.

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Restricted Stock Activity

The following summarizes the restricted stock transactions under the Option Plans during the year ended August 31, 2012:

	Shares	Weighted Average Exercise Price
Restricted stock outstanding and unvested at August 31, 2011	833	$6.51
Restricted stock granted	45,100	12.16
Restricted stock vested	(833)	6.51
Restricted stock forfeited	(4,500)	12.71

Restricted stock outstanding and unvested at August 31, 2012	40,600	$12.10

As of August 31, 2012, there was $390 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average of 1.57 years.

(8) Convertible Notes and Warrant Modification

In August 2011, the Company completed the sale of $11,425 aggregate principal amount of the Convertible Notes to nine existing investors in the Company in a private placement. The Convertible Notes were convertible, subject to the terms and conditions set forth therein, into shares of the Company’s common stock upon the consummation of a qualified initial public offering of the Company’s common stock at a price per share equal to 20% discount from the public offering price, or $10.40. Purchasers of the Convertible Notes included holders of more than 5% of the Company’s outstanding capital stock and affiliates of certain of the Company’s directors. Additionally, so long as any investors who held warrants to purchase shares of the Company’s common stock issued in connection with certain of the Company’s preferred stock financings purchased at least their respective full pro rata portion of the Convertible Notes being offered, the Company agreed to amend the termination provisions of such investors existing warrants such that the warrants no longer expired upon the IPO. In January 2012, the Company amended the Convertible Notes such that the notes would have automatically converted into shares of convertible preferred stock had the initial public offering not consummated by June 30, 2012.

In connection with the offering of the Convertible Notes, warrants to purchase 539,972 shares of common stock issued in connection with our Series F Preferred Stock offering, or the Modified F warrants and all of the warrants issued in connection with our Series G Preferred Stock offering were amended such that they would not expire upon the consummation of a qualified initial public offering. Warrants to purchase 229,257 shares of common stock issued in connection with the Series F Preferred Stock offering, or the Non-Modified F warrants were not amended and remain outstanding.

The Company calculated the fair value of the modified warrants immediately prior to and subsequent to the modification and determined that the cumulative incremental increase in the fair value of these liability classified warrants associated with this modification to be $9,633. Accordingly, the Company recorded the change in value to other income (expense) in August 2011.

Until such time as the conversion features were triggered, the Company accounted for the Convertible Notes and various embedded derivatives in accordance with ASC 825-10, the Fair Value Option for Financial Liabilities, whereby the Company initially and subsequently measured this financial instrument in its entirety at fair value, with the changes in fair value recorded each quarterly reporting period in other income (expense).

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The Company obtained the assistance of a third-party valuation firm in estimating that the fair market value of the Convertible Notes as of August 31, 2011 was $13,630. The Company estimated the fair value of the Convertible Notes upon the closing of the IPO to be $14,282. Accordingly, the change in fair value was recorded in other income (expense).

Upon closing of the IPO, the Convertible Notes were revalued and converted into 1,098,575 shares of common stock (see Note (9))

(9) Stockholders’ Equity

Initial Public Offering

On February 27, 2012, the Company closed its IPO of 5,750,000 shares of common stock (including 750,000 shares purchased by the underwriters upon the exercise of their right to purchase up to an additional 750,000 shares) at an offering price of $13.00 per share, resulting in net proceeds to the Company of approximately $65,158, after deducting underwriting discounts and commissions and offering expenses.

Upon closing of the IPO:

•	the Company’s outstanding shares of convertible preferred stock were automatically converted into 15,353,221 shares of common stock;

•	the Convertible Notes were revalued and converted into 1,098,575 shares of common stock (see Note (8)); and

•	the outstanding convertible preferred stock warrants were revalued and automatically converted into warrants to purchase a total of 20,511 shares of common stock.

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

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock. The Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

Common and Preferred Stock Warrants Financing

Warrants issued in connection with Series F Convertible Preferred Stock Financing

In connection with the issuance of the Series F Convertible Preferred Stock in September 2007, the Company issued warrants to purchase 769,229 shares of common stock at an exercise price of $19.50 per share. The warrants are immediately exercisable.

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

As discussed in Note (1), the common stock warrants issued to the holders of Series F Convertible Preferred Stock were reported as a liability at fair value as of each balance sheet date. Upon closing of the IPO, the common stock warrants no longer met the requirements for liability classification. The warrants were valued as of the closing date with changes being recorded to the statement of operations and were reclassified to additional paid in capital.

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

As discussed in Note (1), the common stock warrants issued to the holders of Series G Convertible Preferred Stock were reported as a liability at fair value as of each balance sheet date. Upon closing of the IPO, the common stock warrants no longer met the requirements for liability classification. The warrants were valued as of the closing date with changes being recorded to the statement of operations and were reclassified to additional paid in capital.

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

In February 2010, in connection with the Loan Agreement (see Note (6)), the Company issued the Bank warrants to purchase 43,076 shares of the Company’s Series F Convertible Preferred Stock at a price of $6.50 per share. Upon closing of the IPO, these preferred stock warrants were converted into warrants to purchase 14,358 shares of common stock at $19.50 per share.

As discussed in Note (1), the preferred stock warrants issued in connection with the Borrowing and Loan Agreements were reported as a liability at fair value as of each balance sheet date. Upon closing of the IPO, the preferred stock warrants no longer met the requirements for liability classification. The warrants were valued as of the closing date with changes being recorded to the statement of operations and were reclassified to additional paid in capital.

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Upon closing of the IPO, the Company estimated the fair value of the Series E and F preferred stock warrants to be $68 and $158, respectively, based on a risk-free interest rate of 1.35%, volatility of 81%, expected term of 7.96 — 8.01 years, and 0% dividend yield.

Warrants issued in connection with Noble Agreement

In May 2006, the Company entered into a collaboration agreement with The Samuel Roberts Noble Foundation, Inc. (Noble) (Noble Agreement) to establish a research program. In connection with this collaboration, the Company granted Noble a warrant to purchase 133,333 shares of the Company’s common stock for an exercise price of $30.00 per share (see Note (13)). The original terms were as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2009, May 19, 2011, May 19, 2013, and May 19, 2015, respectively, and remained exercisable for a period of two years from the respective vesting dates. These warrants are accounted for at fair value and remeasured until vested. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $775 as of August 31, 2012 including a modification charge of $450 described below. At August, 2012, 66,666 warrants had vested under this arrangement. The fair value of the warrants not yet vested at August 31, 2012 was $199 using a risk-free rate of 0.59% based on the respective exercise periods of each installment, expected volatility of 93.3%, expected term of 4.72 years based on the respective exercise periods of each installment, and 0% dividend yield.

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

Warrants issued in connection with TAMU Agreement

In August 2007, the Company entered into a sponsored research and intellectual property rights agreement with The Texas A&M University System (TAMU) (TAMU Agreement) to establish a research program. In connection with this collaboration, the Company granted TAMU a warrant to purchase 66,666 shares of the Company’s common stock for an exercise price of $30.00 per share. The warrant vests based on certain research and commercialization milestones being met and shall remain exercisable until August 28, 2017. This warrant is accounted for at fair value and remeasured until the vesting targets are met. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $142 as of August 31, 2012. The fair value of the warrant at August 31, 2012 was $209, using a risk-free rate of 0.59%, expected volatility of 93.3%, expected term of 4.99 years and 0% dividend yield. No warrants had vested under this arrangement as of August 31, 2012.

In December 2011, pursuant to the IP Rights Agreement (see Note (13)), the Company issued warrants to TAMU to purchase 66,666 shares of common stock at an exercise price of $14.30 per share. The warrants expire on September 24, 2026 and, subject to certain conditions, vest in equal installments on the fifth, tenth and fifteenth anniversary of the IP Rights Agreement. The inception to date expense recognized with respect to this warrant totals $34 as of August 31, 2012. The fair value of the warrant at August 31, 2012 was $372, using a risk-free rate of 1.57%, expected volatility of 78.3%, expected term of 14.06 years and 0% dividend yield. No warrants had vested under this arrangement as of August 31, 2012.

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(10) Income Taxes

Deferred tax benefits associated with deferred tax assets are offset by a corresponding valuation allowance. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Income tax expense (benefit) attributable to income (loss) before income taxes consisted of the following:

	Current	Deferred	Total
Year ended August 31, 2012
U.S. federal	$—	$—	$—
State and local	3	—	3

	$3	$—	$3

	Current	Deferred	Total

Year ended August 31, 2011
U.S. federal	$(30)	—	$(30)
State and local	(1)	—	(1)

	$(31)	—	$(31)

	Current	Deferred	Total
Year ended August 31, 2010
U.S. federal	$—	$64	$64
State and local	1	—	1

	$1	$64	$65

Income tax expense differs from the amount computed by applying the federal corporate income tax rate of 34% to the loss before income taxes due to the following:

	Year Ended August 31, 2012	Year Ended August 31, 2011	Year Ended August 31, 2010
Computed “expected” tax expense (benefit)	$(9,999)	$(12,365)	$(7,656)
Increase (reduction) in income taxes resulting from:
Stock-based compensation	636	893	435
State and local income taxes, net of federal income tax benefit	2	(1)	1
Foreign rate differential	1,258	512	—
Convertible note changes and change in fair value	—	750	—
Warrants modification and changes in fair value	29	2,997	—
Other	182	7	69
Change in valuation allowance	7,895	7,176	7,216

Income tax expense (benefit)	$3	$(31)	$65

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at each period end:

	As of August 31, 2012	As of August 31, 2011
Deferred tax assets:
Accrued liabilities	$799	$491
Other assets	17	5
Inventory capitalization	145	126
Deferred revenue	275	368

Total current deferred tax assets	1,236	990

Noncurrent assets:
Depreciation	2,044	1,574
Inventory reserves	2,328	1,984
Deferred rent	27	40
Other assets	301	136
Net operating loss carryforward	74,412	65,857
Federal and state tax credit carryforward	8,919	8,919

Total noncurrent deferred tax assets	88,031	78,510

Total deferred tax assets	89,267	79,500
Less valuation allowance	(89,267)	(79,500)

Net deferred tax assets	$—	$—

As of August 31, 2012, the Company had $195,514 of federal, $131,051 of state and $5,255 of foreign net operating loss (NOL) carryforwards available to offset future taxable income, if any, which expire in varying amounts from 2018 through 2032 for federal tax purposes and from 2014 through 2032 for state tax purposes if unused. The carry forward period for the foreign NOL is indefinite. The excess tax benefits associated with the exercise of non-qualified stock options, restricted stock grants, and disqualifying dispositions of incentive stock option stock, for 2012 and 2011 in the amount of $2,367 and $58, respectively, did not reduce the current income taxes payable and, accordingly, are not included in the deferred tax asset relating to NOL carryforwards, but are included with the federal and state NOL carryforwards. In addition, the Company has alternative minimum tax (AMT) for state income tax purposes of approximately $17 and research and development tax carryforwards for federal income tax purposes of approximately $8,907, which are available to offset future tax liabilities, if any, through 2029.

In accordance with Internal Revenue Code (IRC) Sections 382 and 383, the annual utilization of net operating loss carryforwards and credits is limited if a change in control occurs, including a change resulting from an initial public offering. The Company has not completed a Section 382 analysis to determine if a change in ownership has occurred. Until such analysis is completed, there are no assurances that the existing net operating loss carryforwards or credits are not subject to significant limitation.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the historical taxable

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

income (loss) and projections for future taxable income (loss) over the periods in which the deferred tax assets are deductible, management believes it is more likely that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has established a full valuation allowance of $89,267 and $79,500 for the years ended August 31, 2012 and 2011, respectively.

(11) 401(k) Benefit Plan

The Company has a 401(k) profit sharing plan (the Plan) which covers substantially all employees of the Company. Plan participants may make voluntary contributions of up to 60% of their earnings up to the statutory limit. The Company will match 50% of each employee contribution up to a maximum of 4% of the employee’s salary in matching funds per pay period. The matching contribution vests over a three-year service period; 25% vests immediately and an additional 25% vests for each year of service to the Company thereafter over the next three years. The Company recorded expense of $297, $279 and $218 in 2012, 2011 and 2010, respectively. The Company made no discretionary contributions in any year.

(12) Commitments and Contingencies

The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through 2023. The lease on the facilities contains provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying consolidated balance sheets as of August 31, 2012 and 2011.

In connection with one of its facilities leases, the Company received a reimbursement for leasehold improvements of $270. This reimbursement is a lease incentive which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Total rental expense recognized during each period was $519, $645 and $477 for 2012, 2011 and 2010, respectively.

Future minimum payments under noncancelable operating leases as of August 31, 2012 are as follows:

Operating leases
2013	$694
2014	441
2015	25
2016	15
2017	12
Thereafter	79

Total minimum lease payments	$1,266

(13) Research Collaboration Agreements

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

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

in which the services are rendered. The Company also licenses technology from third parties. Initial payments under these license agreements are expensed on a straight-line basis over the license term.

Noble Agreement

In May 2006, the Company entered into a collaboration agreement with Noble to establish a research program. Under the Noble Agreement, the Company agreed to fund certain research activities undertaken by Noble in an amount up to $3,800 through July 31, 2012 and granted Noble a warrant to purchase 133,333 shares of the Company’s common stock for an exercise price of $30.00 per share (see Note (9)). Additional projects may be added under the agreement, if agreed to by both parties.

Under the collaboration agreement, in August 2012 the Company agreed to fund certain research activities undertaken by Noble through July 31, 2013 and 2014 of $82.7 and $85.3 per year, respectively.

TAMU Agreement

In August 2007, the Company entered into a Sponsored Research and Intellectual Property Rights agreement with TAMU to establish a research program. Under the agreement, the Company agreed to fund certain research activities undertaken by TAMU in an amount up to $5,100 through 2012 and granted TAMU a warrant to purchase 66,666 shares of the Company’s common stock for an exercise price of $30.00 per share (see Note (9)).

On September 24, 2011, the Company entered into an Amended and Restated Sponsored Research Agreement and an Amended and Restated Intellectual Property Rights Agreement (the “IP Rights Agreement”) with TAMU which both expire on September 23, 2026. The specific research projects and budgets undertaken pursuant to such agreement will be determined by an Executive Committee comprised of two members from each of TAMU and the Company as set forth in the Amended and Restated Sponsored Research Agreement. In December 2011, pursuant to the IP Rights Agreement, the Company issued warrants to TAMU to purchase 66,666 shares of common stock at an exercise price of $14.30 per share (see Note (9)).

At August 31, 2012, the future minimum payments under the Company’s research collaboration agreements are as follows:

2013	$2,524
2014	2,178
2015	2,617
2016	2,772
2017	613

$10,704

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(14) Selected Quarterly Financial Information (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended August 31, 2012 and 2011:

	November 30,	February 29,	May 31,	August 31,
	2011	2012	2012	2012
2012:
Net sales	$1,748	$1,311	$1,148	$1,164
Cost of revenues	763	487	627	507
Operating loss	(7,094)	(6,980)	(8,078)	(6,650)
Net loss	(7,540)	(6,831)	(8,416)	(6,623)
Basic and diluted net loss per share	(3.73)	(2.48)	(0.34)	(0.27)

	November 30,	February 28,	May 31,	August 31,
	2010	2011	2011	2011
2011:
Net sales	1,715	1,614	1,567	$1,720
Cost of revenues	1,058	271	610	553
Operating loss	(5,784)	(5,205)	(6,800)	(7,109)
Net loss	(5,910)	(5,380)	(8,281)	(16,765)
Basic and diluted net loss per share	(3.02)	(2.72)	(4.18)	(8.34)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

(15) Subsequent Events

In connection with the issuance of the consolidated financial statements for the year ended August 31, 2012, the Company evaluated subsequent events through November 20, 2012, the date the consolidated financial statements were issued.

During September 2012, the Company modified options to purchase 403,333 shares of common stock that were scheduled to expire on December 18, 2012 by extending the terms such that the options now expire on December 18, 2015.

On September 12, 2012, the Company received an additional subcontract award of $1,930 under the BRDI grant to Exelus, Inc. to develop drought and salt tolerant traits in switchgrass and miscanthus.

On September 29, 2012, the Company received an additional grant award of $3,447 under the USAID grant to develop stress tolerance and yield improvement traits in rice for Asia.

The development and license agreement between the Company and Campbell Soup Company, dated December 20, 2007, as amended, was terminated and cancelled on November 19, 2012. In connection with the termination, Campbell will pay the Company the amount of $550 in full and complete satisfaction of all remaining financial obligations under the development and license agreement.

EXHIBIT INDEX

		Where Located
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Ceres, Inc.	10-Q	3.1	4/12/2012

3.2	Amended and Restated Bylaws of Ceres, Inc.	10-Q	3.2	4/12/2012

4.1	Form of Ceres, Inc. Common Stock Certificate	S-1/A	4.1	1/17/2012

4.2	Warrant to Purchase Shares of Series E Preferred Stock issued to Silicon Valley Bank, dated August 16, 2004, as amended	S-1/A	4.2	7/25/2011

4.2.1	Amendment No. 2 to Warrant to Purchase Shares of Series E Preferred Stock issued to Silicon Valley Bank, dated August 16, 2004, as amended				X

4.3	Warrants to Purchase Shares of Series F Preferred Stock issued to Silicon Valley Bank, dated March 1, 2010	S-1/A	4.5	7/25/2011

4.3.1	Amendment No. 1 to Warrant to Purchase Shares of Series F Preferred Stock issued to Silicon Valley Bank, dated March 1, 2010 (6,153.67 shares)				X

4.3.2	Amendment No. 1 to Warrant to Purchase Shares of Series F Preferred Stock issued to Silicon Valley Bank, dated March 1, 2010 (8,205 shares)				X

4.4	Warrant to Purchase Shares of Common Stock issued to The Samuel Roberts Noble Foundation, Inc., dated November 28, 2006, as amended	S-1/A	4.3	9/16/2011

4.5	Warrant to Purchase Shares of Common Stock issued to The Texas A&M University System, dated July 18, 2008, as amended	S-1/A	4.4	7/25/2011

4.6	Warrant to Purchase Shares of Common Stock issued to The Texas A&M University System, dated December 19, 2011	S-1/A	4.10	1/17/2012

4.7	Amended and Restated Investors’ Rights Agreement, dated June 25, 2010, by and among Ceres, Inc. and the stockholders named therein	S-1	4.6	5/23/2011

4.8	Form of Series F Original Warrant				X

4.8.1	Form of Series F Original Warrant, as amended	S-1/A	4.7	8/23/2011

4.9	Form of Series G Original Warrant, as amended	S-1/A	4.8	8/23/2011

4.10	Form of Convertible Note	S-1/A	4.9	8/23/2011

4.10.1	Amendment No. 1 to Convertible Notes, dated January 10, 2012	S-1/A	4.11	1/17/2012

10.1	Ceres, Inc. 2000 Stock Option/Stock Issuance Plan, as amended	8-K	10.1	8/20/2012

		Where Located
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	Filed Herewith

10.2	Form of Stock Option Agreement under the Ceres, Inc. 2000 Stock Option/Stock Issuance Plan	S-1/A	10.2	7/25/2011

10.3	Form of Stock Purchase Agreement under the Ceres, Inc. 2000 Stock Option/Stock Issuance Plan	S-1/A	10.3	10/14/2011

10.4	Ceres, Inc. 2010 Stock Option/Stock Issuance Plan	S-1/A	10.4	5/23/2011

10.5	Form of Stock Option Agreement under the Ceres, Inc. 2010 Stock Option/Stock Issuance Plan	S-1/A	10.5	7/25/2011

10.6	Form of Stock Purchase Agreement under the Ceres, Inc. 2010 Stock Option/Stock Issuance Plan	S-1/A	10.6	9/16/2011

10.7	Ceres, Inc. 2011 Equity Incentive Plan	S-1/A	10.8	1/25/2012

10.8	Ceres, Inc. Performance Incentive Plan	S-1/A	10.31	10/14/2011

10.9	Form of Stock Option Grant Notice and Option Award Agreement under the Ceres, Inc. 2011 Equity Incentive Plan	S-1/A	10.32	1/17/2012

10.10	Form of Restricted Stock Grant Notice and Restricted Stock Award Agreement under the Ceres, Inc. 2011 Equity Incentive Plan				X

10.11	Form of Indemnification Agreement between Ceres, Inc. and its directors and officers	S-1/A	10.36	1/25/2012

10.12	Employment Agreement between Ceres, Inc. and Richard Hamilton, dated September 1, 2011	S-1/A	10.23	9/16/2011

10.13	Employment Agreement between Ceres, Inc. and Paul Kuc, dated September 1, 2011	S-1/A	10.24	9/16/2011

10.14	Employment Agreement between Ceres, Inc. and Michael Stephenson, dated September 1, 2011	S-1/A	10.25	9/16/2011

10.15	Employment Agreement between Ceres, Inc. and Wilfriede van Assche, dated September 1, 2011	S-1/A	10.26	9/16/2011

10.16	Exclusive Consultancy Agreement between Ceres, Inc. and Richard Flavell, dated October 11, 2011				X

10.17	Exclusive Consulting Agreement between Ceres, Inc. and Robert Goldberg, dated January 1, 2006, and the amendments thereto dated November 17, 2006, December 31, 2010 and July 20, 2011	S-1/A	10.28	10/14/2011

10.18	Agricultural Lease Agreement between John & Connie Giesenschlag and Ceres, Inc. dated April 1, 2008	S-1/A	10.9	7/25/2011

10.19	Ground Lease Agreement between John & Connie Giesenschlag and Ceres, Inc. dated April 1, 2008	S-1	10.10	5/23/2011

†10.20	Exclusive License Agreement between Cambridge University Technical Services, Ltd. and Ceres, Inc., dated November 1, 2001	S-1/A	10.11	10/14/2011

		Where Located
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	Filed Herewith

†10.21	Sponsored Research Agreement between The Texas Agricultural Experiment Station of The Texas A&M University System and Ceres, Inc., dated August 29, 2007, as amended	S-1/A	10.12	1/17/2012

†10.21.1	Amended and Restated Sponsored Research Agreement between Texas AgriLife Research (f/k/a The Texas Agricultural Experiment Station of The Texas A&M University System) and Ceres, Inc., dated September 24, 2011	S-1/A	10.34	12/19/2011

10.22	Intellectual Property Rights Agreement between The Texas Agricultural Experiment Station of The Texas A&M University System and Ceres, Inc., dated August 29, 2007	S-1/A	10.13	12/19/2011

†10.22.1	Amended and Restated Intellectual Property Rights Agreement between The Texas Agricultural Experiment Station of The Texas A&M University System and Ceres, Inc., dated September 24, 2011	S-1/A	10.35	12/29/2011

†10.23	Material Transfer and Evaluation Agreements between The Texas A&M University System and Ceres, Inc., dated April 23, 2008	S-1/A	10.14	8/29/2011

†10.24	Line License Agreement between The Texas A&M University System and Ceres, Inc., dated October 16, 2009	S-1/A	10.15	10/14/2011

†10.25	Line License Agreement between Ceres, Inc. and The Texas A&M University System, dated July 12, 2011.	S-1/A	10.30	8/29/2011

†10.25.1	Amendment No. 1 to Line License Agreement between Ceres, Inc. and The Texas A&M University System, dated July 12, 2011.				X

†10.26	Master Research Agreement between The Samuel Roberts Noble Foundation, Inc. and Ceres, Inc., dated May 19, 2006	S-1/A	10.16	1/25/2012

†10.26.1	Schedule 7 to Master Research Agreement between The Samuel Roberts Noble Foundation, Inc. and Ceres, Inc., dated May 19, 2006				X

†10.27	Evaluation, Production and License Agreement between The Samuel Roberts Noble Foundation, Inc. and Ceres, Inc., dated May 19, 2006	S-1/A	10.17	10/14/2011

†10.28	License Agreement for NF/GA992 and NF/GA993 between The Samuel Roberts Noble Foundation, Inc. and Ceres, Inc., dated December 1, 2008	S-1/A	10.18	10/14/2011

†10.29	License Agreement for NF/GA002 between The Samuel Roberts Noble Foundation, Inc. and Ceres, Inc., dated September 1, 2009	S-1/A	10.19	10/14/2011

		Where Located
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	Filed Herewith

†10.30	Collaboration Agreement between the Institute of Biological, Environmental and Rural Sciences of Aberystwyth University and Ceres, Inc., dated April 1, 2007, as amended	S-1/A	10.20	1/25/2012

†10.30.1	Amendment IV to the Schedule I to the Collaboration Agreement between the Institute of Biological, Environmental, and Rural Sciences of Aberystwyth University in Wales, U.K. and Ceres, Inc., dated April 1, 2007.	10-Q	10.1	7/12/2012

†10.31	Collaboration Agreement between Institute of Crop Sciences of the Chinese Academy of Agricultural Sciences and Ceres, Inc., dated November 15, 2007, as amended	S-1/A	10.21	12/19/2011

10.31.1	Amendment III to the Collaboration Agreement between Institute of Crop Sciences of the Chinese Academy of Agricultural Sciences and Ceres, Inc., dated November 15, 2007, as amended	10-Q	10.1	7/12/2012

10.31.2	Amendment IV to the Collaboration Agreement between Institute of Crop Sciences of the Chinese Academy of Agricultural Sciences and Ceres, Inc., dated November 15, 2007, as amended				X

†10.32	Enabling Technology License Agreement between Ceres, Inc. and Monsanto Company, dated April 1, 2002	S-1/A	10.29	7/5/2011

10.33	Convertible Note Purchase Agreement among Ceres, Inc. and the investors named therein, dated August 1, 2011	S-1/A	10.33	11/10/2012

21.1	List of Subsidiaries	S-1	21.1	5/23/2011

23.1	Consent of KPMG LLP				X

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).				X

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.				X

*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.				X

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

Where Located
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	Filed Herewith

#101.INS	XBRL Instance Document				X

#101.SCH	XBRL Taxonomy Extension Schema Document				X

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	This certification is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.