Form 10-Q
period 2012-11-30
Ceres, Inc.
filed 2013-01-10
CIK 767884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 7, 2013
Common Stock, $0.01 par value per share	24,801,986

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

CERES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	November 30, 2012	August 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$14,378	$21,069
Marketable securities	37,636	33,565
Prepaid expenses	758	1,050
Accounts receivable	1,488	765
Inventories	1,054	841
Other current assets	144	278

Total current assets	55,458	57,568
Property and equipment, net	5,559	5,756
Marketable securities	1,156	5,720
Other assets	105	203

Total assets	$62,278	$69,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,314	$5,476
Other current liabilities	345	732
Current portion of long-term debt	65	134

Total current liabilities	5,724	6,342
Other non-current liabilities	69	88
Long-term debt, net of current portion	96	256

Total liabilities	5,889	6,686

Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid in capital, $0.01 par value; 490,000,000 shares authorized; 24,801,986 shares issued and outstanding at November 30, 2012; 24,549,029 shares issued and outstanding at August 31, 2012.	305,740	304,917
Accumulated other comprehensive loss	(384)	(283)
Accumulated deficit	(248,967)	(242,073)

Total stockholders’ equity	56,389	62,561

Total liabilities and stockholders’ equity	$62,278	$69,247

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended November 30,
	2012	2011
Revenues:
Product sales	$14	$276
Collaborative research and government grants	1,952	1,472

Total revenues	1,966	1,748

Cost and operating expenses:
Cost of product sales	700	763
Research and development	4,343	5,275
Selling, general and administrative	3,844	2,804

Total cost and operating expenses	8,887	8,842

Loss from operations	(6,921)	(7,094)
Interest expense	(1)	(111)
Interest income	29	4
Other income (expense)	—	(338)

Loss before income taxes	(6,893)	(7,539)
Income tax benefit (expense)	(1)	(1)

Net loss	$(6,894)	$(7,540)

Basic and diluted net loss per share attributable to common stockholders	$(0.28)	$(3.73)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	24,693,303	2,018,939

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share amounts)

(Unaudited)

	Three months ended November 30,
	2012	2011
Net loss	$(6,894)	$(7,540)
Other comprehensive income (loss)
Foreign currency translation adjustments	(104)	100
Net unrealized gains on marketable securities	3	—

Total comprehensive loss	$(6,995)	$(7,440)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended November 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,894)	$(7,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of common and preferred stock warrants and convertible notes	—	338
Net loss on disposal of assets	121	3
Depreciation	519	471
Accretion (amortization) of premium/discount on marketable securities	185
Non-cash interest income	(225)
Stock compensation	767	553
Changes in operating assets and liabilities:
Prepaid expenses	292	(22)
Accounts receivable	(723)	164
Inventory	(213)	—
Deferred offering costs	—	(915)
Other assets	231	(261)
Accounts payables and accrued expenses	(162)	792
Other current liabilities	(407)	98

Net cash used in operating activities	(6,509)	(6,319)

Cash flows from investing activities:
Purchases of property and equipment	(399)	(147)
Purchases of marketable securities	(1,988)	—
Maturities of marketable securities	2,524	—

Net cash provided by (used in) investing activities	137	(147)

Cash flows from financing activities:
Repayment of debt	(271)	(560)
Proceeds from issuance of debt and preferred stock warrants	—	2,500
Proceeds from issuance of common stock	56	47

Net cash provided by (used in) financing activities	(215)	1,987

Effect of foreign currency translation on cash	(104)	100
Net decrease in cash and cash equivalents	(6,691)	(4,379)
Cash and cash equivalents at beginning of period	21,069	21,911

Cash and cash equivalents at end of period	$14,378	$17,532

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(1) The Company

Ceres, Inc. (Company) is an agricultural biotechnology company selling seeds to produce dedicated energy crops—renewable bioenergy feedstocks that can enable the large-scale replacement of petroleum and other fossil fuels. The Company uses a combination of advanced plant breeding and biotechnology to develop seed products.

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

On February 27, 2012, the Company closed its initial public offering (IPO) of 5,750,000 shares of common stock (including 750,000 shares purchased by the underwriters upon the exercise of their option to purchase up to an additional 750,000 shares) at an offering price of $13.00 per share, resulting in net proceeds to the Company of approximately $65,158, after deducting underwriting discounts and commissions and offering expenses. Upon closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 15,353,221 shares of common stock, all of the Company’s outstanding convertible subordinated notes (Convertible Notes) were automatically converted into 1,098,575 shares of common stock and all of the Company’s outstanding convertible preferred stock warrants were automatically converted into warrants to purchase a total of 20,511 shares of common stock.

The Company has incurred substantial net losses from operations since its inception and its accumulated deficit as of November 30, 2012 was $248,967. The Company expects to incur additional losses related to the continued development and expansion of its business including research and development, seed production and operations, and sales and marketing. The Company plans to finance its operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding and product sales.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (GAAP) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K dated November 20, 2012 filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of property and equipment, inventory, deferred tax assets, common stock, convertible preferred stock, stock options, warrant liabilities and convertible notes. Actual results could differ from those estimates.

CERES, INC. AND SUBSIDIARY

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

In determining whether an other-than-temporary impairment exists for debt securities, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that there has been no other-than-temporary impairments of its marketable securities.

The cost of marketable securities sold is based upon the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. There were no sales of marketable securities during the three months ended November 30, 2012.

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

Fair Value of Financial Instruments

Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The following tables present the Company’s financial assets that were measured at fair value on a recurring basis as of November 30, 2012 and August 31, 2012 by level within the fair value hierarchy:

	November 30, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Money Market Funds	$11,285	$—	$—	$11,285
Commercial Paper—available for sale	—	8,995	—	8,995
Corporate Bonds—available for sale	—	29,797	—	29,797

Total	$11,285	$38,792	$—	$50,077

	August 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Money Market Funds	$16,769	$—	$—	$16,769
Commercial Paper—available for sale	—	10,187	—	10,187
Corporate Bonds—available for sale	—	29,098	—	29,098

Total	$16,769	$39,285	$—	$56,054

Accounts Receivable

Accounts receivable represents amounts owed to the Company from product sales and collaborative research and government grants. The Company had no amounts reserved for doubtful accounts at November 30, 2012 and August 31, 2012 as the Company expected full collection of the accounts receivable balances.

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

Customers	As of November 30, 2012	As of August 31, 2012
Customer A	22.9	47.9
Customer B	15.2	*
Customer D	37.0	13.6
Customer E	*	15.2

*	Less than 10%

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Customers representing greater than 10% of revenues were as follows (in percentages):

	Three Months Ended November 30,
Customers	2012	2011
Customer A	14.8	21.6
Customer B	16.1	17.6
Customer C	**	16.4
Customer D	38.6	26.1
Customer F	19.8	*

*	Less than 10%
**	No revenues

Seed Inventories

At November 30, 2012 and August 31, 2012, inventory consisted of work–in–process and finished good costs related to sweet sorghum seeds. Inventory costs are computed on a first–in, first–out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. A full valuation reserve has been recorded on all other seed products as no established market exists.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that an impairment indicator has occurred, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. For all periods presented, no impairment charges have been recognized.

On February 3, 2012, the Company’s plant breeding and field research station located near College Station, Texas was damaged by a tornado. The impact was limited to structural damage to the building that houses office space and a small laboratory used to evaluate biomass samples and work space. A small greenhouse and tractor sheds, and some agricultural equipment were also damaged.

In fiscal year 2012, the Company impaired $1,026 in assets related to damage at the Texas facility and received insurance proceeds of $1,000 for repair costs. The remainder of the repairs, which totaled approximately $150, were completed by November 30, 2012. These remaining repairs will also be covered by insurance, subject to the Company’s deductible.

CERES, INC. AND SUBSIDIARY

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

Convertible Preferred Stock

In connection with the Company’s decision to file a registration statement with the SEC for the IPO, the Company adopted the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99-3A, Classification and Measurement of Redeemable Securities.

The convertible preferred stock was not redeemable by the Company or at the option of the preferred stockholders. The holders of the Company’s outstanding convertible preferred stock, voting or consenting together as a separate class, controlled the vote of the Company’s stockholders. As a result, the holders of all series of the Company’s convertible preferred stock could vote to approve a change in control under circumstances that would trigger a deemed liquidation under the Company’s certificate of incorporation in effect prior to the IPO. As redemption of the convertible preferred stock through a deemed liquidation was outside the control of the Company, all shares of convertible preferred stock were classified as temporary equity rather than as a component of stockholders’ (deficit) equity in the Company’s condensed consolidated balance sheets. The carrying value of convertible preferred stock was recorded at its fair value at the date of issue. All series of convertible preferred stock are collectively referred to in the consolidated financial statements as convertible preferred stock.

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

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Collaborative Research and Government Grants

From time to time, the Company enters into research and development collaboration agreements with third parties, including several biofuel producers and government agencies, such as the Department of Energy (DOE) and the United States Department of Agriculture (USDA). The research and development collaboration agreements typically provide the Company with multiple revenue streams, which may include up-front, non-refundable fees for licensing certain of the Company’s technologies, government grants and fees for research and development activities and contingent milestone payments based upon achievement of contractual criteria.

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

Deferred Revenue

The Company recognizes deferred revenue to the extent that cash received under the collaboration agreement is in excess of the revenues recognized related to the agreement since the work under the agreement has not yet been performed at the time of cash receipt, which is classified as other current liabilities on the accompanying condensed consolidated balance sheet.

Development and License Agreement

The development and license agreement between the Company and Campbell Soup Company, dated December 20, 2007, as amended, was terminated and cancelled on November 19, 2012 following Campbell’s sale of its vegetable seed assets to a third party in September 2012. In connection with the termination, Campbell will pay the Company the amount of $550 in full and complete satisfaction of all remaining financial obligations under the development and license agreement.

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

CERES, INC. AND SUBSIDIARY

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

The major jurisdictions in which the Company files income tax returns include the federal and state jurisdictions within the United States and Brazil where it has a subsidiary. The tax years 2007 to 2011 remain open to examination by federal and state taxing jurisdictions and the tax years 2010 and 2011 remain open to examination by foreign jurisdictions. However, the Company has NOLs beginning in 1998 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

Foreign Currency Translation

The Brazilian real is the functional currency of the Company’s subsidiary in Brazil. Accordingly, assets and liabilities of those operations are translated into United States dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into United States dollars using historical rates. Revenues and expenses are translated at the weighted average rate of exchange during the reporting period. Gains and losses from foreign currency translation adjustments are represented as a component of accumulated other comprehensive loss.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended
	November 30,
	2012	2011
Net loss	$(6,894)	$(7,540)

Basic and diluted net loss per common share	$(0.28)	$(3.73)
Basic and diluted weighted average outstanding common shares used for net loss:	24,693,303	2,018,939

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three months ended
	November 30,
	2012	2011
Options to purchase common stock	2,756,223	2,557,363
Warrants to purchase common stock	2,082,045	1,994,868
Warrants to purchase convertible preferred stock	—	20,511
Convertible preferred stock	—	15,353,226
Convertible notes	—	1,171,818

Total	4,838,268	21,097,786

(3) Marketable Securities

Marketable securities classified as available for sale consisted of the following:

	November 30, 2012
Available for sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Commercial Paper	$8,994	$2	$(1)	$8,995
Corporate Bonds	29,789	18	(10)	29,797

Total	$38,783	$20	$(11)	$38,792

	November 30, 2012
	Amortized
	Cost	Fair Value
Marketable securities
Due in 1 year or less	$37,631	$37,636
Due in 1—2 years	1,152	1,156

	$38,783	$38,792

	August 31, 2012
		Gross	Gross
Available for sale securities	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial Paper	$10,187	$2	$(2)	$10,187
Corporate Bonds	29,092	17	(11)	29,098

Total	$39,279	$19	$(13)	$39,285

	August 31, 2012
	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$33,567	$33,565
Due in 1—2 years	5,712	5,720

	$39,279	$39,285

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(4) Inventories

Inventories consisted of the following:

	November 30,	August 31,
	2012	2012
Work in process	$—	$264
Finished goods	1,054	577

Total inventories	$1,054	$841

(5) Property and Equipment

Property and equipment are summarized as follows:

	November 30, 2012	August 31, 2012
Land	$43	$43
Automobiles and trucks	721	728
Buildings	3,180	3,252
Office, laboratory, farm and warehouse equipment and furniture	15,328	15,552
Leasehold improvements	5,708	5,709

	24,980	25,284
Less accumulated depreciation	(19,421)	(19,528)

Property and equipment, net	$5,559	$5,756

(6) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	November 30, 2012	August 31, 2012
Accounts payable	$1,100	$1,865
Accrued payroll and related expenses	3,050	2,530
Research and development contracts	631	686
Accrued grower commitments	189	76
Other	344	319

	$5,314	$5,476

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(7) Long-Term Debt

Long-term debt is summarized as follows:

	November 30,	August 31,
	2012	2012
Capital Leases	$161	$390
Less current portion	(65)	(134)

	$96	$256

Equipment Loans

In January 2010, the Company entered into a Loan and Security Agreement (Loan Agreement) with a commercial bank (Bank). The Loan Agreement provided financing for qualified equipment purchases. The Company borrowed a total of $7,000 in two tranches at interest rates of Prime Rate plus 2.75%, which was to be repaid over 36 to 40 months. In connection with the Loan Agreement, the Company issued the Bank warrants to purchase shares of the Company’s convertible preferred stock. The fair value of the warrants was recorded as a discount on the equipment loan and was being recognized over the term of the equipment loan as interest expense. Upon closing of the IPO, the convertible preferred stock warrants were converted to warrants to purchase common stock (see Note (1)).

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

The aggregated maturities of debt as of November 30, 2012 are as follows:

Remaining nine months of fiscal year 2013	$51
2014	63
2015	47

$161

(8) Convertible Notes and Warrant Modification

In August 2011, the Company completed the sale of $11,425 aggregate principal amount of the Convertible Notes to nine existing investors in the Company in a private placement. The Convertible Notes were convertible subject to the terms and conditions set forth therein, into shares of the Company’s common stock upon the consummation of a qualified initial public offering of the Company’s common stock at a price per share equal to a 20% discount from the public offering price, or $10.40. Additionally, so long as any investors who held warrants to purchase shares of the Company’s common stock issued in connection with certain of the Company’s preferred stock financings purchased at least their respective full pro rata portion of the Convertible Notes being offered, the Company agreed to amend the termination provisions of such investors existing warrants such that the warrants held by such investors no longer expired upon the IPO.

In connection with the offering of the Convertible Notes, warrants to purchase 539,972 shares of common stock issued in connection with the Series F Preferred Stock offering (Modified F warrants), and all of the warrants issued in connection with the Series G Preferred Stock offering were amended such that they would no longer expire upon the consummation of a qualified initial public offering. Warrants to purchase 229,257 shares of common stock issued in connection with the Series F Preferred Stock offering (Non-Modified F warrants) were not amended and remain outstanding.

Upon closing of the IPO, the Convertible Notes were revalued and converted into 1,098,575 shares of common stock.

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(9) Stock-Based Compensation

Stock Option and Stock Issuance Plans

The Company has established three stock option and stock issuance plans: the Ceres, Inc. 2000 Stock Option/Stock Issuance Plan (2000 Plan), the Ceres, Inc. 2010 Stock Option/Stock Issuance Plan (2010 Plan) and the Ceres, Inc. 2011 Equity Incentive Plan (2011 Plan, and collectively with the 2000 Plan and the 2010 Plan, Option Plans). The Option Plans provide for grants of Incentive Stock Options (ISOs) to employees and Nonqualified Stock Options (NSOs) and restricted stock to employees, directors, and consultants. In addition, the 2011 Plan provides for the grant of other equity based awards such as restricted stock units, stock appreciation rights and deferred stock to employees, directors and consultants. The option term, as determined by the Company’s Board of Directors, may not exceed ten years. Vesting, also determined by the Company’s Board of Directors, generally occurs ratably over four to five years. ISOs and NSOs may be granted at a price per share not less than the fair market value at the date of grant.

During September 2012, the Company modified options to purchase 403,333 shares of common stock that were scheduled to expire on December 18, 2012 by extending the terms such that the options now expire on December 18, 2015. A modification charge of $157 was recorded in September 2012.

The total number of shares reserved for issuance under the Option Plans is 5,254,999. As of November 30, 2012, the Company had 551,700 shares available under the 2011 Plan for future grant. The Company does not intend to make further grants under the 2000 Plan or the 2010 Plan.

Stock Option Valuation and Compensation

The Company uses a Black Scholes option pricing model to determine the fair value of stock options. The weighted average grant date fair value of stock option awards was $4.24 per option share for the three months ended November 30, 2012. There were no stock options granted during the three months ended November 30, 2011.

The weighted average grant date fair value of the Company’s common stock was $5.83 per share for the three months ended November 30, 2012. There were no stock options granted during the three months ended November 30, 2011.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three months ended November 30,
	2012	2011
Expected term (in years)	6.08	—
Expected volatility	87.2%-88.0%	—
Risk free interest rate	0.82%-0.93%	—
Expected dividend yield	—	—

Expected Term — Because of limited employee share option exercises, the Company uses a simplified method in which the expected term of an award is presumed to be mid-point between the vesting date and the expiration date of the award.

Expected Volatility — The Company estimates the volatility of its common stock by using the historical volatility of a group of comparable companies over the option’s expected term. The decision to use historical volatility of comparable companies was based upon the fact there is limited history of trading activity of the Company’s common stock.

Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected Dividend Yield — The Company does not anticipate paying any cash dividends in the foreseeable future.

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Stock-based compensation expense included in operating expenses and total intrinsic value of stock options exercised are as follows:

	November 30,
	2012	2011
Stock-based compensation costs for employee stock options	$945	$491
Fair value changes of collaboration warrants	(178)	62

	$767	$553

Intrinsic value of stock options exercised	$79	$143

Stock Option Activity

The following table summarizes the stock option transactions under the Option Plans during the three months ended November 30, 2012:

	Shares	Weighted Average Exercise Price
Options outstanding at August 31, 2012	2,778,508	$7.92
Options granted	43,350	5.83
Options exercised	(23,832)	2.36
Options forfeited	(41,803)	10.65

Options outstanding at November 30, 2012	2,756,223	$7.89

The following table summarizes information about stock options outstanding and exercisable at November 30, 2012:

Range of Exercise Price	Number Outstanding and Exercisable	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Vested and Exercisable	Weighted- Average Exercise Price	Average Remaining Contractual Life
$1.95	417,313	3.01	$1.95	417,313	$1.95	3.01
$3.90-$4.05	350,655	3.24	3.91	350,655	3.91	3.24
$6.75	864,453	6.04	6.75	756,885	6.75	5.84
$7.32	246,089	8.03	7.32	116,876	7.32	8.03
$16.77	161,995	8.53	16.77	6,680	16.77	8.18
$17.16	79,028	8.63	17.16	1,667	17.16	8.63
$12.71	52,870	8.96	12.71	8,785	12.71	8.74
$13.00	477,307	9.24	13.00	—	—	—
$12.10	52,497	9.24	12.10	—	—	—
$8.97	750	9.55	8.97	—	—	—
$6.66	11,666	9.73	6.66	—	—	—
$3.60-$7.70	41,600	9.80	5.75	—	—	—

	2,756,223			1,658,861

No tax benefits have been recorded on compensation costs recognized for options exercised. As of November 30, 2012, there was $7,388 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted average of 3.62 years. The Company’s policy is to issue new shares for options exercised.

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Restricted Stock Activity

The following summarizes the restricted stock transactions under the Option Plans during the three months ended November 30, 2012:

	Shares	Weighted Average Exercise Price
Restricted stock outstanding and unvested at August 31, 2012	40,600	$12.10
Restricted stock granted	238,125	5.64
Restricted stock forfeited	(9,000)	12.71

Restricted stock outstanding and unvested at November 30, 2012	269,725	$6.38

As of November 30, 2012, there was $1,451 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average of 2.60 years.

(10) Stockholders’ Equity

Initial Public Offering

Upon closing of the IPO (see Note (1)):

•	the Company’s outstanding shares of convertible preferred stock were automatically converted into 15,353,221 shares of common stock;

•	the convertible notes were revalued and converted into 1,098,575 shares of common stock; and

•	the outstanding convertible preferred stock warrants were revalued and automatically converted into warrants to purchase a total of 20,511 shares of common stock.

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

As discussed in Note (1), the common stock warrants issued to the holders of Series F Convertible Preferred Stock were reported as a liability at fair value as of each balance sheet date. Upon closing of the IPO, the common stock warrants no longer met the requirements for liability classification. The warrants were revalued as of the closing date and reclassified to additional paid-in capital.

Warrants issued in connection with Series G Convertible Preferred Stock Financing

In connection with the issuance of the Series G Convertible Preferred Stock in June 2010, the Company issued warrants to purchase 1,025,640 shares of common stock at an exercise price of $19.50 per share. The warrants are immediately exercisable.

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

As discussed in Note (1), the common stock warrants issued to the holders of Series G Convertible Preferred Stock were reported as a liability at fair value as of each balance sheet date. Upon closing of the IPO, the common stock warrants no longer met the requirements for liability classification. The warrants were revalued as of the closing date and reclassified to additional paid-in capital.

Warrants issued in connection with Borrowing and Loan Agreements

In July 2004, in connection with a borrowing agreement (Borrowing Agreement) entered into with the Bank, the Company issued the Bank warrants to purchase 18,461 shares of the Company’s Series E Convertible Preferred Stock. Upon closing of the IPO, these preferred stock warrants were converted into warrants to purchase 6,153 shares of common stock at $19.50 per share.

In February 2010, in connection with the Loan Agreement (see Note (6)), the Company issued the Bank warrants to purchase 43,076 shares of the Company’s Series F Convertible Preferred Stock. Upon closing of the IPO, these preferred stock warrants were converted into warrants to purchase 14,358 shares of common stock at $19.50 per share.

As discussed in Note (1), the preferred stock warrants issued in connection with the Borrowing Agreement and the Loan Agreement were reported as a liability at fair value as of each balance sheet date. Upon closing of the IPO, these preferred stock warrants no longer met the requirements for liability classification. These preferred stock warrants were revalued as of the closing date and reclassified to additional paid-in capital.

Warrants issued in connection with Noble Agreement

In May 2006, the Company entered into a collaboration agreement with The Samuel Roberts Noble Foundation, Inc. (Noble) (Noble Agreement) to establish a research program (see Note (13)). In connection with this collaboration, the Company granted Noble a warrant to purchase 133,333 shares of the Company’s common stock for an exercise price of $30.00 per share. The original terms were as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2009, May 19, 2011, May 19, 2013, and May 19, 2015, respectively, and shall remain exercisable for a period of two years from the respective vesting dates. These warrants are accounted for at fair value and remeasured until vested. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $686 as of November 30, 2012. At November 30, 2012, 66,666 warrants had vested under this arrangement. The fair value of the warrants not yet vested at November 30, 2012 was $82 using a risk-free rate of 0.61% based on the respective exercise periods of each installment, expected volatility of 89.6%, expected term of 4.47 years based on the respective exercise periods of each installment, and 0% dividend yield.

In June 2011, the Company and Noble agreed to modify the warrants issued to Noble as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2013 and May 19, 2015, respectively and shall remain exercisable until the earliest of a period of five years from the respective vesting dates and May 18, 2017.

Warrants issued in connection with TAMU Agreement

In August 2007, the Company entered into a sponsored research and intellectual property rights agreement with The Texas A&M University System (TAMU) to establish a research program (see Note (13)). In connection with this collaboration, the Company granted TAMU a warrant to purchase 66,666 shares of the Company’s common stock for an exercise price of $30.00 per share. The warrant vests based on certain research and commercialization milestones being met and shall remain exercisable until August 28, 2017. This warrant is accounted for at fair value and remeasured until the vesting targets are met. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $62 as of November 30, 2012. The fair value of the warrant at November 30, 2012 was $89, using a risk-free rate of 0.61%, expected volatility of 89.6%, expected term of 4.74 years and 0% dividend yield. No warrants had vested under this arrangement as of November 30, 2012.

In December 2011, pursuant to an Amended and Restated Intellectual Property Rights Agreement (IP Rights Agreement) (see Note (13)), the Company issued warrants to TAMU to purchase 66,666 shares of common stock at an exercise price of $14.30 per share. The warrants expire on September 24, 2026 and, subject to certain conditions, vest in equal installments on the fifth, tenth and fifteenth anniversary of the IP Rights Agreement. The inception to date expense recognized with respect to this warrant totals $27 as of November 30, 2012. The fair value of the warrant at November 30, 2012 was $213, using a risk-free rate of 1.62%, expected volatility of 78.5%, expected term of 13.81 years and 0% dividend yield. No warrants had vested under this arrangement as of November 30, 2012.

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(11) Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, because the Company has incurred losses since its inception. The Company has deferred tax assets consisting primarily of net operating loss carryforwards that have been fully offset by a valuation allowance.

(12) Commitments and Contingencies

The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through 2023. The leases on the facilities contains provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets as of November 30, 2012 and August 31, 2012.

In connection with one of its facilities leases, the Company received a reimbursement for leasehold improvements of $270. This reimbursement is a lease incentive which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Total rental expense recognized during each period was $144 and $146 for the three months ended November 30, 2012 and 2011, respectively.

Future minimum payments under noncancelable operating leases as of November 30, 2012 are as follows:

Operating Leases
Remaining nine months of fiscal year 2013	$520
2014	440
2015	25
2016	15
2017	12
Thereafter	79

Total minimum lease payments	$1,091

(13) Research Collaboration Agreements

The Company has a number of research agreements with academic collaborators, including among others, TAMU, Noble, and the Institute of Crop Sciences of the Chinese Academy of Agricultural Sciences. In connection with these agreements, the Company receives certain exclusive options or licensing rights to technology and intellectual property developed under these agreements. The Company expenses amounts under these agreements to research and development expense in the period in which the services are rendered. The Company also licenses technology from third parties. Initial payments under these license agreements are capitalized and expensed on a straight-line basis over the license term.

Noble Agreement

In May 2006, the Company entered into a collaboration agreement with Noble to establish a research program. Under the Noble Agreement, the Company agreed to fund certain research activities undertaken by Noble in an amount up to $3,800 through July 31, 2012 and granted Noble a warrant to purchase 133,333 shares of the Company’s common stock for an exercise price of $30.00 per share (see Note (10)). Additional projects may be added under the agreement, if agreed to by both parties.

Under the collaboration agreement, in August 2012 the Company agreed to fund certain research activities undertaken by Noble through July 31, 2013 and 2014 of $82.7 and $85.3 per year, respectively.

TAMU Agreement

In August 2007, the Company entered into a Sponsored Research and Intellectual Property Rights agreement with TAMU to establish a research program. Under the agreement, the Company agreed to fund certain research activities undertaken by TAMU in an amount up to $5,100 through 2012 and granted TAMU a warrant to purchase 66,666 shares of the Company’s common stock for an exercise price of $30.00 per share (see Note (10)).

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

On September 24, 2011, the Company entered into an Amended and Restated Sponsored Research Agreement and the IP Rights Agreement with TAMU which both expire on September 23, 2026. The specific research projects and budgets undertaken pursuant to such agreement will be determined by an Executive Committee comprised of two members from each of TAMU and the Company as set forth in the Amended and Restated Sponsored Research Agreement. In December 2011, pursuant to the IP Rights Agreement, the Company issued warrants to TAMU to purchase 66,666 shares of common stock at an exercise price of $14.30 per share (see Note (10)).

At November 30, 2012, the future minimum payments under the Company’s research collaboration agreements are as follows:

Remaining nine months of fiscal year 2013	$1,775
2014	2,182
2015	2,626
2016	2,772
2017 and beyond	613

$9,968

(14) Subsequent Events

In connection with the issuance of the condensed consolidated financial statements for the three months ended November 30, 2012, the Company evaluated subsequent events through January 10, 2013, the date the condensed consolidated financial statements were issued.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the information under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 20, 2012. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our efforts to develop and commercialize our products, our short-term and long-term business strategies, market and industry expectations and future results of operations and financial position are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “potential”, “continue” or other similar words. We based these forward-looking statements largely on our current expectations and projections about future events or trends that we believe may affect our business and financial performance. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to materially differ from any future results, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 20, 2012 and elsewhere in this Quarterly Report on Form 10-Q the material risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify, you should not rely on these forward-looking statements as guarantees of future results, performance or achievements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly, except to the extent required by law, any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

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

We generate our revenues from government grants, research and development collaboration agreements and from product sales. We began selling products in 2008 and, while our product sales have been minimal to date, we expect product sales to eventually become the primary source of our revenues. We expect product revenues to include a combination of seed sales and technology fees, similar to current business models used for food crops incorporating biotech traits. As we continue to develop traits for our products, we expect that a significant portion of our product revenues will be generated from the sale of seeds that include our traits. We believe our largest immediate commercial opportunity is selling sweet sorghum seeds into the Brazilian biofuel market. Our longer term strategies involve capitalizing on the development of the emerging cellulosic biofuel and biopower markets in the United States and Europe.

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

We market and sell our sweet sorghum seeds in Brazil and our switchgrass, high biomass sorghum and sweet sorghum seeds in the United States under our Blade brand.

In the 2010-2011 growing season, in collaboration with several mills, we completed a commercial-scale trial on approximately 250 hectares of our sweet sorghum, which was planted and harvested using existing planting and harvesting equipment, fermented into ethanol without retrofitting or altering the existing mill and the remaining biomass combusted for electricity production, using existing boilers in the last growing season. During the following season, we completed our first sales of sweet sorghum, which amounted to greater than 3,000 hectares to more than a dozen mills, including multi-mill conglomerates, which were responsible for approximately 20% of the sugarcane crushed in Brazil during the 2010-2011 growing season, which we derive from the annual sugar and ethanol guide, Anuario Da Cana 2012. Proof of concept was again confirmed, and at a greater scale, although yields were less than optimal due to severe drought conditions that affected agricultural crops in the region, including sugarcane and sweet sorghum. We believe these experiences demonstrate the “drop-in” nature of our sweet sorghum products, and along with higher yielding products in our pipeline, seed-based propagation, shorter growing cycles and lower water and fertilizer requirements of sweet sorghum relative to sugarcane, will serve as the basis for expanded adoption of this product line as a feedstock for ethanol and power production in Brazil and other markets. Based on our trial results to date and pipeline of products under development, we believe the adoption of our sweet sorghum hybrids could extend a mill’s operations by approximately 60 days.

For the 2012-2013 growing season, we have introduced six new hybrids that have significantly outperformed our first generation of commercial products in multiple field evaluations. These hybrids have been or are expected to be planted by or for 31 mills in Brazil through a combination of seed sales, agronomy and crop management services and product evaluations. These customers, which include approximately half of the top-20 ethanol producers in Brazil, were responsible for approximately 30% of the sugarcane crushed in Brazil during the 2011-2012 growing season, which we derive from Anuario Da Cana 2012. The majority of the seed sales and plantings are occurring in our fiscal second quarter. Our products this season are expected to be planted on approximately 3,000 hectares, which is less than we originally anticipated. This is due in part to the effects of the drought last season and the focus among our customer base on the field performance of our new hybrids, which can be determined at relatively small scale. We believe that the industrial processing of our products has been validated during the past two seasons.

For the 2012-2013 sweet sorghum growing season in Brazil, the majority of our customers are participating in various sales incentive and performance based promotional programs. We believe that these programs will facilitate the adoption of our products in Brazil by demonstrating and encouraging best crop management practices. We are also using the programs to encourage new customers, which may not have experience with sweet sorghum production, to adopt our products sooner and at larger scale.

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

Of the plantings this season, approximately 1,800 hectares were planted under certain sales incentives and promotions, whereby the company has either deferred revenue until the completion of 2012-2013 sweet sorghum harvest season, or expects to generate revenue through agronomy services or biomass sales. The remaining hectares, which were not enrolled in incentive programs, consisted of seed sales that were recognized as revenue upon delivery and planting as well as complimentary trial seed. We will also incur additional costs of sales for crop management and agronomy support services, which we believe will be largely covered by reimbursements for services provided under certain of our programs.

We have invested significantly in research, development and technology and applied our proprietary technology platforms to energy crops and expect to continue to invest in research and development. To develop high performing seeds and traits, we have integrated a suite of advanced research and development methods, which include conventional breeding, marker-assisted breeding, genomics and biotechnology, along with large, proprietary collections of germplasm (the collections of genetic resources covering the diversity of a crop, the attributes of which are inherited from generation to generation). We have utilized our existing germplasm assets along with our research and development methods to create improved seeds and traits. As a result, we believe that we have one of the leading pipelines of proprietary crop traits, based on the number and nature of our traits as well as the two-species approach we employ to validate and successfully select gene-trait combinations.

Our other operating expenses are related to selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure as well as seed production costs. Sweet sorghum seed inventory costs are computed on a first–in, first–out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. The recoverability of our sweet sorghum seed inventory is dependent on increased customer adoption and acceptance. A full valuation reserve has been recorded on all other seed products as no established market exists. Our sales and marketing expenses have not been significant to date but we expect such expenses to increase as we expand our market opportunities.

Historically, we have funded our operations from the proceeds from issuances of convertible preferred stock, warrants, convertible notes, debt financing, payments from collaborators and government grants. We have experienced significant losses as we invested heavily in research and development, and those costs have exceeded revenues earned through collaboration agreements and government grants and were incurred prior to generating significant revenues from product sales. As of November 30, 2012, we had an accumulated deficit of $249.0 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that profitable operations will be achieved, or if achieved, can be sustained on a continued basis.

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

Upon the closing of the IPO, our outstanding shares of convertible preferred stock were automatically converted into 15,353,221 shares of common stock and our outstanding convertible subordinated notes, or the Convertible Notes, were automatically converted into 1,098,575 shares of common stock. Additionally, our warrants to purchase shares of common stock issued in connection with our Series F Preferred Stock financing, or the Series F warrants, and Series G Preferred Stock financing, or the Series G warrants, were marked-to-market upon the IPO closing and we will no longer record any changes in the fair value of these warrants as they are now equity classified. Our warrants to purchase shares of convertible preferred stock issued in connection with certain financing arrangements converted to warrants to purchase shares of common stock upon the IPO closing, and are also now equity classified. As such, we will no longer record any changes in fair value for these warrants.

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

Revenue Recognition

Revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) transfer of product or technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. To date, our primary source of revenues has been derived from research collaborations and government grants and, to a lesser extent, product sales.

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

Collaborative Research and Government Grants

From time to time, we have entered into research and development collaboration agreements with third parties including a large agriculture supplier, a consumer goods conglomerate and several biofuel producers. In addition, we have received grants from government agencies such as the Department of Energy and the United States Department of Agriculture. The research and development collaboration agreements typically provide us with multiple revenue streams, which may include upfront, non-refundable fees for licensing certain of our technologies, fees for research and development activities, and contingent milestone payments upon achievement of contractual criteria.

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

•

Research and Development Fees. Generally, fees for research and development activities are recognized as the services are performed over the performance period, as specified in the respective agreements. Certain of our collaboration agreements require us to deliver research data by specific dates and that the collective program plan will result in reaching specific crop characteristics by certain dates. For such arrangements, we recognize revenues based on the approximate proportional performance of services under the agreement, but the revenue recognized cannot exceed the payments that have accrued to us to date under the agreement. The research and development period is estimated at the inception of each agreement and is periodically evaluated.

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

Development and License Agreement

Our development and license agreement with Campbell Soup Company, dated December 20, 2007, as amended, was terminated and cancelled on November 19, 2012 following Campbell’s sale of its vegetable seed assets to a third party in September 2012. In connection with the termination, Campbell will pay us the amount of $0.55 million of the remaining $0.63 million due under the agreement, which would otherwise have become payable by Campbell in 2013, in full and complete satisfaction of all remaining financial obligations under the development and license agreement.

Stock-Based Compensation

We account for stock-based compensation arrangements with employees using fair value methods which require the recognition of compensation expense for costs related to all stock-based payments. The fair value methods require us to estimate the fair value of stock-based payment awards on the date of grant. We use an option pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period. The fair value of restricted stock granted to employees is based on the grant date value of the underlying stock. We account for stock options issued to non-employees based on the estimated fair value of the awards using the option pricing model. The measurement of stock-based compensation to non-employees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our consolidated statements of operations during the period the related services are rendered.

Seed Inventories

Sweet sorghum seed inventory costs are computed on a first–in, first–out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. The recoverability of our sweet sorghum seed inventory is dependent on increased customer adoption and acceptance. A full valuation reserve has been recorded on all other seed products as no established market exists.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance when it is more likely than not that some of our net deferred tax assets will not be realized. In determining the need for valuation allowances, we consider our projected future taxable income and the availability of tax planning strategies. We have recorded a full valuation allowance to reduce our net deferred tax assets to zero, except to the extent of federal credits refundable in 2009 and 2010, because we have determined that it is more likely than not that our net deferred tax assets will not be realized. If in the future we determine that we will be able to realize any of our net deferred tax assets, we will make an adjustment to the allowance, which would increase our income in the period that the determination is made.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our long-lived assets comprise a single asset group for evaluation purposes. We evaluate whether an impairment indicator occurs primarily based on progress achieved against our business plans. To the extent that an impairment indicator has occurred, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. For all periods presented herein no resulting impairment charges have been recognized.

On February 3, 2012, our plant breeding and field research station located near College Station, Texas was damaged by a tornado. The impact was limited to structural damage to the building that houses office space and a small laboratory used to evaluate biomass samples and work space. A small greenhouse and tractor sheds, and some agricultural equipment were also damaged. In fiscal year 2012, we impaired $1.0 million in assets related to the damage to our Texas facility and received insurance proceeds of $1.0 million for repair costs. The remainder of the repairs, which totaled approximately $0.2 million, were completed by November 30, 2012. These remaining repairs will also be covered by insurance, subject to our deductible.

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown (in thousands):

	Three months ended
	November 30,
	2012	2011
Revenues:
Product sales	$14	$276
Collaborative research and government grants	1,952	1,472

Total revenues	1,966	1,748

Cost and operating expenses:
Cost of product sales	700	763
Research and development	4,343	5,275
Selling, general and administrative	3,844	2,804

Total cost and operating expenses	8,887	8,842

Loss from operations	(6,921)	(7,094)
Interest expense	(1)	(111)
Interest income	29	4
Other income (expense)	—	(338)

Loss before income taxes	(6,893)	(7,539)
Income tax benefit (expense)	(1)	(1)

Net Loss	$(6,894)	$(7,540)

Comparison of the Three Months Ended November 30, 2012 and 2011

Revenues

	Three Months Ended
	November 30,
	2012	2011	Change
	(In thousands)
Product sales	$14	$276	$(262)
Collaborative research and government grants	1,952	1,472	480

Total revenue	$1,966	$1,748	$218

Our total revenues were $2.0 million for the three months ended November 30, 2012 and $1.8 million for the three months ended November 30, 2011. Product sales decreased by $0.3 million due to reduced sale of seeds during the three month period ended November 30, 2012 compared to the same period in the prior year. Collaborative research and government grant revenue increased by $0.5 million primarily due to increased billings under our various grants and collaborations for the comparative period.

Cost and Operating Expenses

	Three Months Ended
	November 30,
	2012	2011	Change
	(In thousands)
Cost of product sales	$700	$763	$(63)
Research and development	4,343	5,275	$(932)
Selling, general and administrative	3,844	2,804	$1,040

Total cost and operating expenses	$8,887	$8,842	$45

Cost of Product Sales

Our cost of product sales were relatively flat at $0.7 million for the three months ended November 30, 2012 compared to $0.8 million during the same period in the prior year. Cost of product sales during this comparative period primarily relates to our U.S. operations.

Research and Development Expenses

Our research and development expenses decreased by $1.0 million to $4.3 million in the three months ended November 30, 2012 compared to the same period in the prior year. Our costs of research and development were lower in Brazil by $0.5 million due to reduced research and development personnel and related expenses. In addition, costs of research and development were lower in the U.S. by $0.5 million as a result of lower external research and development expenses of $0.2 million and reduced personnel and related expenses of $0.3 million.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $1.0 million to $3.8 million in the three months ended November 30, 2012 compared to the same period in the prior year. The increase is attributable to an increase in U.S. personnel expense of $0.5 million, professional and marketing costs of $0.1 million, and a $0.4 million increase in Brazil expenses due to an increase in business operations and market development support.

Interest Expense, Interest Income and Other Income (Expense)

	Three Months Ended
	November 30,
	2012	2011	Change
	(In thousands)
Interest expense	$(1)	$(111)	$110
Interest income	29	4	$25
Other income (expense)	—	(338)	$338

Total	$28	$(445)	$473

Interest Expense

Interest expense decreased by $0.1 million in the three months ended November 30, 2012 compared to the same period in the prior year. The decrease is attributable to reduced debt balances resulting from our repayment of all debt owed under our Loan Agreement with Silicon Valley Bank in May 2012.

Interest Income

Interest income increased by $25,000 in the three months ended November 30, 2012 compared to the same period in the prior year. The increase was primarily due to higher average cash invested balances.

Other Income (Expense)

Other income (expense) decreased by $0.3 million in the three months ended November 30, 2012 compared to the same period in the prior year. The decrease was the result of the fair value changes associated with our warrants and Convertible Note which upon completion of the IPO are no longer marked to market.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses, and, as of November 30, 2012, we had an accumulated deficit of $249.0 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is also no assurance that profitable operations will be achieved, or if achieved, can be sustained on a continued basis.

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

Cash Flows

	Three months ended November 30,
	2012	2011
	(In thousands)
Net cash provided by (used in)
Operating activities	$(6,509)	$(6,319)
Investing activities	$137	$(147)
Finance activities	$(215)	$1,987

Net cash outflows of $6.5 million from operating activities during the three months ended November 30, 2012 primarily resulted from our net loss of $6.9 million, which included non-cash items including $0.5 million in depreciation expense and $0.8 million in stock-based compensation expense. The net cash outflow change in our operating assets and liabilities was $1.0 million during the three months ended November 30, 2012.

Net cash outflows of $6.3 million from operating activities during the three months ended November 30, 2011 primarily resulted from our net loss of $7.5 million, which included non-cash items, including $0.5 million in depreciation expense, $0.6 million in stock-based compensation expense and $0.3 million in the fair value of warrants and convertible notes. Deferred offering costs increased by $0.9 million during the three months ended November 30, 2011.

Net cash provided by investing activities of $0.1 million during the three months ended November 30, 2012 was due to net marketable securities activity of $0.5 million, offset by $0.4 million used to purchase property and equipment.

Net cash used in investing activities of $0.1 million during the three months ended November 30, 2011 was due to purchases of property and equipment.

Net cash used in financing activities of $0.2 million during the three months ended November 30, 2012 was due to $0.3 million of payments on capital leases offset by approximately $0.1 million of cash received from the exercise of stock options.

Net cash provided by financing activities of $2.0 million during the three months ended November 30, 2011 was due to $2.5 million of borrowings under our Loan Agreement with Silicon Valley Bank, partially offset by principal repayments of $0.6 million.

Contractual Obligations

The following is a summary of our contractual obligations as of November 30, 2012:

						Year Ended August 31, 2017 and Beyond
		Year Ended August 31,
	Total	2013	2014	2015	2016
Contractual Obligations	(In thousands)
Operating Lease Obligations	$1,091	$520	$440	$25	$15	$91
Interest Payments Relating to Long-Term Debt	5	2	2	1	—	—
Research Collaboration Agreements	9,968	1,775,	2,182	2,626	2,772	613
Long-Term Debt	161	51	63	47	—	—

Total	$11,225	$2,348	$2,687	$2,699	$2,787	$704

Off-Balance Sheet Arrangements

As of November 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Seasonality

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the year ended August 31, 2012 and for the three months ended November 30, 2012 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in Brazil will typically be higher in our first and second fiscal quarters, due to the timing of the planting decisions made by our customers. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended November 30, 2012 and 2011, respectively. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are also exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States and Brazil.

Interest Rate Risk

As of November 30, 2012 and August 31, 2012, our exposure to risk for changes in interest rates primarily related to our cash equivalents and marketable securities. We have investments in money market funds, commercial paper and corporate bonds, which all have relatively short term maturities. Accordingly, our interest income fluctuates with short term market conditions. All marketable securities are classified as available for sale and are expected to be liquid. Due to the relatively short-term nature of our investments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot assure you that we will not experience losses on these deposits.

Prior to completion of the IPO, our exposure to risk for changes in interest rates had primarily related to our equipment loans with Silicon Valley Bank, which were variable-rate debt obligations. At November 30, 2012, we had paid off all amounts due and owing under the equipment loans and have limited interest rate risk related to our indebtedness.

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

Through November 30, 2012, the fluctuations in the Brazil Real for our operations in Brazil had no adverse impact on our results of operations as the U.S. Dollar has been strengthening against the Brazil Real. As our international operations in Brazil grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in the foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the Brazil Real, our foreign-currency based expenses increase when translated into U.S. dollars. To date, we have not hedged the risks associated with foreign currency exchange exposure. As the risks associated with fluctuations in the Brazil Real become greater, we will continue to reassess our approach to managing this risk.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2012.

(b) Changes in Internal Control

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks and uncertainties set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on November 20, 2012, together with all of the other information set forth in this Quarterly Report on Form 10-Q. If any of these risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. There have been no material changes to the risks discussed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On February 27, 2012, we completed our initial public offering. We sold 5,750,000 shares of common stock at a price to the public of $13.00 per share, which included the underwriters’ exercise in full of their option to purchase 750,000 additional shares. The offer and sale of our common stock in our initial public offering was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-174405), which was declared effective by the SEC on February 21, 2012. We raised approximately $65.2 million in net proceeds after deducting underwriting discounts and commissions of $5.2 million and other offering costs of $4.9 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus dated February 21, 2012 and filed with the Securities and Exchange Commission.

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
Paul Kuc
Chief Financial Officer
(Principal Financial Officer)

Date: January 10, 2013

EXHIBIT INDEX

Number	Description
10.1	Amendment No. 2 to Material Transfer and Evaluation Agreement between The Texas A&M University System and Ceres, Inc., dated April 23, 2008 (MTA-001018)

10.2	Amendment No. 2 to Material Transfer and Evaluation Agreement between The Texas A&M University System and Ceres, Inc., dated April 23, 2008 (MTA-001019)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

[1]32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

#101	Financial statements from the Quarterly Report on Form 10-Q of Ceres, Inc. for the quarterly period ended November 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

1 This certification is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

# Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1