Form 10-Q
period 2013-02-28
Ceres, Inc.
filed 2013-04-11
CIK 767884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 8, 2013
Common Stock, $0.01 par value per share	24,801,986

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

CERES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	February 28,	August 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$15,467	$21,069
Marketable securities	29,364	33,565
Prepaid expenses	664	1,050
Accounts receivable	697	765
Inventories	1,139	841
Other current assets	221	278

Total current assets	47,552	57,568
Property and equipment, net	5,241	5,756
Marketable securities	—	5,720
Other assets	107	203

Total assets	$52,900	$69,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,442	$5,476
Other current liabilities	223	732
Current portion of long-term debt	103	134

Total current liabilities	4,768	6,342
Other non-current liabilities	50	88
Long-term debt, net of current portion	76	256

Total liabilities	4,894	6,686

Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid in capital, $0.01 par value; 490,000,000 shares authorized; 24,801,986 shares issued and outstanding at February 28, 2013; 24,549,029 shares issued and outstanding at August 31, 2012	306,657	304,917
Accumulated other comprehensive loss	(718)	(283)
Accumulated deficit	(257,933)	(242,073)

Total stockholders’ equity	48,006	62,561

Total liabilities and stockholders’ equity	$52,900	$69,247

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Revenues:
Product sales	$59	$111	$73	$387
Collaborative research and government grants	967	1,200	2,918	2,672

Total revenues	1,026	1,311	2,991	3,059

Cost and operating expenses:
Cost of product sales	2,280	487	2,980	1,249
Research and development	4,368	4,991	8,711	10,267
Selling, general and administrative	3,392	2,813	7,236	5,618

Total cost and operating expenses	10,040	8,291	18,927	17,134

Loss from operations	(9,014)	(6,980)	(15,936)	(14,075)
Interest expense	(1)	(107)	(1)	(218)
Interest income	49	2	78	6
Other income (expense)	—	254	—	(84)

Loss before income taxes	(8,966)	(6,831)	(15,859)	(14,371)
Income tax benefit (expense)	—	—	(1)	(1)

Net loss	$(8,966)	$(6,831)	$(15,860)	$(14,372)

Basic and diluted net loss per share attributable to common stockholders	$(0.36)	$(2.48)	$(0.64)	$(6.01)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	24,801,986	2,760,016	24,747,344	2,389,543

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net loss	$(8,966)	$(6,831)	$(15,860)	$(14,372)
Other comprehensive income (loss)
Foreign currency translation adjustments	(335)	(152)	(439)	(52)
Net unrealized gains on marketable securities	1	—	4	—

Total comprehensive loss	$(9,300)	$(6,983)	$(16,295)	$(14,424)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net loss	$(15,860)	$(14,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of common and preferred stock warrants and convertible notes	—	84
Net loss on disposal of assets	142	48
Impairment of assets	—	1,100
Depreciation	1,003	1,078
Accretion (amortization) of premium/discount on marketable securities	365	—
Non-cash interest income	(442)	—
Stock compensation	1,684	1,008
Changes in operating assets and liabilities:
Prepaid expenses	386	40
Accounts receivable	67	412
Inventories	(395)	—
Other assets	111	1,587
Accounts payables and accrued expenses	(1,064)	69
Other current liabilities	(556)	188

Net cash used in operating activities	(14,559)	(8,758)

Cash flows from investing activities:
Purchases of property and equipment	(553)	(702)
Purchases of marketable securities	(1,772)	—
Maturities of marketable securities	11,774	—

Net cash provided by (used in) investing activities	9,449	(702)

Cash flows from financing activities:
Repayment of debt	(279)	(976)
Proceeds from issuance of debt	—	2,500
Proceeds from issuance of common stock	56	60
Proceeds from issuance of common stock in initial public offering, net of underwriters discounts and commission and offering expenses	—	65,288

Net cash provided by (used in) financing activities	(223)	66,872

Effect of foreign currency translation on cash	(269)	(52)
Net decrease in cash and cash equivalents	(5,602)	57,360
Cash and cash equivalents at beginning of period	21,069	21,911

Cash and cash equivalents at end of period	$15,467	$79,271

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

The Company has incurred substantial net losses from operations since its inception and its accumulated deficit as of February 28, 2013 was $257,933. The Company expects to incur additional losses related to the continued development and expansion of its business including research and development, seed production and operations, and sales and marketing. The Company plans to finance its operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding and product sales.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (GAAP) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K dated November 20, 2012 filed with the Securities and Exchange Commission (SEC).

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

The cost of marketable securities sold is based upon the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. There were no sales of marketable securities during the six months ended February 28, 2013.

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

The following tables present the Company’s financial assets that were measured at fair value on a recurring basis as of February 28, 2013 and August 31, 2012 by level within the fair value hierarchy:

	February 28, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets
Money Market Funds	$10,752	$—	$—	$10,752
Commercial Paper—available for sale	—	2,999	—	2,999
Corporate Bonds—available for sale	—	26,365	—	26,365

Total	$10,752	$29,364	$—	$40,116

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

	August 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Money Market Funds	$16,769	$—	$—	$16,769
Commercial Paper—available for sale	—	10,187	—	10,187
Corporate Bonds—available for sale	—	29,098	—	29,098

Total	$16,769	$39,285	$—	$56,054

Accounts Receivable

Accounts receivable represents amounts owed to the Company from product sales and collaborative research and government grants. The Company had no amounts reserved for doubtful accounts at February 28, 2013 and August 31, 2012 as the Company expected full collection of the accounts receivable balances.

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

Customers	As of February 28, 2013	As of August 31, 2012
Customer A	20.1	47.9
Customer B	16.5	*
Customer D	*	13.6
Customer E	14.9	15.2
Customer F	29.0	*

*	Less than 10%

Customers representing greater than 10% of revenues were as follows (in percentages):

	Three Months Ended			Six Months Ended
Customers	February 28, 2013		February 29, 2012	February 28, 2013	February 29, 2012
Customer A	21.9		29.1	17.2	23.0
Customer B	22.0		28.5	18.2	20.7
Customer C	*	*	*	*	10.6
Customer D	*	*	17.8	25.4	20.3
Customer F	37.9		*	26.0	*

*	Less than 10%
**	No revenues

Inventories

At February 28, 2013 and August 31, 2012, seed inventory consisted of work–in–process and finished good costs related to sweet sorghum seeds. Seed inventory costs are computed on a first–in, first–out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. A full valuation reserve has been recorded on all other seed products as no established market exists.

At February 28, 2013, unharvested biomass consisted of the Company’s as yet unharvested sweet sorghum crops. Unharvested biomass costs include direct and indirect costs and are valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales.

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

Development and License Agreement

The development and license agreement between the Company and Campbell Soup Company, dated December 20, 2007, as amended, was terminated and cancelled on November 19, 2012 following Campbell’s sale of its vegetable seed assets to a third party in September 2012. In connection with the termination, Campbell paid the Company the amount of $550 in full and complete satisfaction of all remaining financial obligations under the development and license agreement.

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

The major jurisdictions in which the Company files income tax returns include the federal and state jurisdictions within the United States and Brazil, where it has a subsidiary. The tax years 2007 to 2011 remain open to examination by federal and state taxing jurisdictions and the tax years 2010 and 2011 remain open to examination by foreign jurisdictions. However, the Company has net operating loss carryforwards (NOLs) beginning in 1998 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net loss	$(8,966)	$(6,831)	$(15,860)	$(14,372)

Basic and diluted net loss per common share	$(0.36)	$(2.48)	$(0.64)	$(6.01)
Basic and diluted weighted average outstanding common shares used for net loss:	24,801,986	2,760,016	24,747,344	2,389,543

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	February 28, 2013	February 29, 2012
Options to purchase common stock	2,663,806	3,047,625
Warrants to purchase common stock	2,082,045	2,082,045

Total	4,745,851	5,129,670

(3) Marketable Securities

Marketable securities classified as available for sale consisted of the following:

	February 28, 2013
Available for sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Commercial Paper	$2,999	$1	$(1)	$2,999
Corporate Bonds	26,355	15	(5)	26,365

Total	$29,354	$16	$(6)	$29,364

	February 28, 2013
	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$29,354	$29,364
Due in 1 – 2 years	—	—

	$29,354	$29,364

	August 31, 2012
Available for sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Commercial Paper	$10,187	$2	$(2)	$10,187
Corporate Bonds	29,092	17	(11)	29,098

Total	$39,279	$19	$(13)	$39,285

	August 31, 2012
	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$33,567	$33,565
Due in 1 – 2 years	5,712	5,720

	$39,279	$39,285

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(4) Inventories

Inventories consisted of the following:

	February 28,	August 31,
	2013	2012
Work in process	$203	$264
Seed inventory	456	577
Unharvested biomass	480	—

Total inventories	$1,139	$841

(5) Property and Equipment

Property and equipment are summarized as follows:

	February 28, 2013	August 31, 2012
Land	$43	$43
Automobiles and trucks	808	728
Buildings	3,180	3,252
Office, laboratory, farm and warehouse equipment and furniture	15,157	15,552
Leasehold improvements	5,707	5,709

	24,895	25,284
Less accumulated depreciation	(19,654)	(19,528)

Property and equipment, net	$5,241	$5,756

(6) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	February 28, 2013	August 31, 2012
Accounts payable	$1,257	$1,865
Accrued payroll and related expenses	1,748	2,530
Research and development contracts	1,021	686
Accrued grower commitments	55	76
Other	361	319

	$4,442	$5,476

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(7) Long-Term Debt

Long-term debt is summarized as follows:

	February 28,	August 31,
	2013	2012
Capital Leases	$179	$390
Less current portion	(103)	(134)

	$76	$256

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

The aggregated maturities of debt as of February 28, 2013 are as follows:

Remaining six months of fiscal year 2013	$53
2014	88
2015	31
2016	7

$179

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

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(9) Stock-Based Compensation

Stock Option and Stock Issuance Plans

The Company has established three stock option and stock issuance plans: the Ceres, Inc. 2000 Stock Option/Stock Issuance Plan (2000 Plan), the Ceres, Inc. 2010 Stock Option/Stock Issuance Plan (2010 Plan) and the Amended and Restated Ceres, Inc. 2011 Equity Incentive Plan (2011 Plan, and collectively with the 2000 Plan and the 2010 Plan, Option Plans). The Option Plans provide for grants of Incentive Stock Options (ISOs) to employees and Nonqualified Stock Options (NSOs) and restricted stock to employees, directors, and consultants. In addition, the 2011 Plan provides for the grant of other equity based awards such as restricted stock units, stock appreciation rights and deferred stock to employees, directors and consultants. The option term, as determined by the Company’s Board of Directors, may not exceed ten years. Vesting, also determined by the Company’s Board of Directors, generally occurs ratably over four to five years. ISOs and NSOs may be granted at a price per share not less than the fair market value at the date of grant.

During September 2012, the Company modified options to purchase 403,333 shares of common stock that were scheduled to expire on December 18, 2012 by extending the terms such that the options now expire on December 18, 2015. A modification charge of $157 was recorded in September 2012.

The total number of shares reserved for issuance under the Option Plans is 6,754,999. At the Company’s 2013 Annual Meeting of Stockholders, the stockholders approved the amendment and restatement of the Ceres, Inc. 2011 Equity Incentive Plan, which increased the maximum aggregate number of shares that may be issued under the plan by 1.5 million shares and prohibits the repricing of stock options without stockholder approval. As of February 28, 2013, the Company had 2,144,117 shares available under the 2011 Plan for future grant. The Company does not intend to make further grants under the 2000 Plan or the 2010 Plan.

Stock Option Valuation and Compensation

The Company uses a Black Scholes option pricing model to determine the fair value of stock options. The weighted average grant date fair value of stock option awards was $2.86 and $11.03 per option share for the three months ended February 28, 2013 and February 29, 2012, respectively, and $3.75 and $11.03 per option share for the six months ended February 28, 2013 and February 29, 2012, respectively.

The weighted average grant date estimated fair value of the Company’s common stock was $3.94 and $15.08 per share for the three months ended February 28, 2013 and February 29, 2012, respectively, and $5.16 and $15.08 per share for the six months ended February 28, 2013 and February 29, 2012, respectively. The fair value of employee stock options was estimated using the following assumptions:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Expected term (in years)	6.08	6.46	6.08	6.46
Expected volatility	87.2%	81.0%	87.2% - 88.0%	81%
Risk free interest rate	0.93%	1.35%	0.82% - 0.93%	1.35%
Expected dividend yield	0%	0%	0%	0%

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

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Expected Dividend Yield — The Company does not anticipate paying any cash dividends in the foreseeable future.

Stock-based compensation expense included in operating expenses and total intrinsic value of stock options exercised are as follows:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Stock-based compensation costs for employee stock options	$916	$494	$1,861	$985
Fair value changes of collaboration warrants	1	(39)	(177)	23

	$917	$455	$1,684	$1,008

Intrinsic value of stock options exercised	$—	$135	$79	$278

Stock Option Activity

The following table summarizes the stock option transactions under the Option Plans during the six months ended February 28, 2013:

	Shares	Weighted Average Exercise Price
Options outstanding at August 31, 2012	2,778,508	$7.92
Options granted	67,350	5.16
Options exercised	(23,832)	2.36
Options forfeited	(158,220)	8.01

Options outstanding at February 28, 2013	2,663,806	$7.89

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The following table summarizes information about stock options outstanding and exercisable at February 28, 2013:

Range of Exercise Price	Number Outstanding and Exercisable	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Vested and Exercisable	Average Remaining Contractual Life	Weighted- Average Exercise Price
$1.95	416,980	2.76	$1.95	416,980	2.76	$1.95
$3.90-$4.05	316,489	3.02	3.91	316,489	3.02	3.91
$6.75	843,614	5.81	6.75	755,966	5.65	6.75
$7.32	219,690	7.80	7.32	117,957	7.80	7.32
$16.77	161,995	8.28	16.77	7,568	7.94	16.77
$17.16	79,028	8.39	17.16	1,979	8.39	17.16
$12.71	51,516	8.71	12.71	10,562	8.50	12.71
$12.10	52,497	8.99	12.10	52,497	8.99	12.10
$13.00	456,481	8.99	13.00	—	—	—
$8.97	750	9.30	8.97	—	—	—
$6.66	11,666	9.48	6.66	—	—	—
$3.60-$7.70	29,100	9.52	5.96	—	—	—
$3.94	24,000	9.76	3.94	—	—	—

	2,663,806			1,679,998

No tax benefits have been recorded on compensation costs recognized for options exercised. As of February 28, 2013, there was $6,378 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted average of 3.48 years. The Company’s policy is to issue new shares for options exercised.

Restricted Stock Activity

The following summarizes the restricted stock transactions under the Option Plans during the six months ended February 28, 2013:

	Shares	Weighted Average Exercise Price
Restricted stock outstanding and unvested at August 31, 2012	40,600	$12.10
Restricted stock granted	238,125	5.64
Restricted stock forfeited	(9,000)	12.71

Restricted stock outstanding and unvested at February 28, 2013	269,725	$6.38

As of February 28, 2013, there was $1,296 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average of 2.39 years.

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

Warrants issued in connection with Noble Agreement

In May 2006, the Company entered into a collaboration agreement with The Samuel Roberts Noble Foundation, Inc. (Noble) (Noble Agreement) to establish a research program (see Note (13)). In connection with this collaboration, the Company granted Noble a warrant to purchase 133,333 shares of the Company’s common stock for an exercise price of $30.00 per share. The original terms were as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2009, May 19, 2011, May 19, 2013, and May 19, 2015, respectively, and shall remain exercisable for a period of two years from the respective vesting dates. These warrants are accounted for at fair value and remeasured until vested. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $682 as of February 28, 2013. At February 28, 2013, 66,666 warrants had vested under this arrangement. The fair value of the warrants not yet vested at February 28, 2013 was $75 using a risk-free rate of 0.77% based on the respective exercise periods of each installment, expected volatility of 90.6%, expected term of 4.22 years based on the respective exercise periods of each installment, which is also the remaining contractual term, and 0% dividend yield.

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

Warrants issued in connection with TAMU Agreement

In August 2007, the Company entered into a sponsored research and intellectual property rights agreement with The Texas A&M University System (TAMU) to establish a research program (see Note (13)). In connection with this collaboration, the Company granted TAMU a warrant to purchase 66,666 shares of the Company’s common stock for an exercise price of $30.00 per share. The warrant vests based on certain research and commercialization milestones being met and shall remain exercisable until August 28, 2017. This warrant is accounted for at fair value and remeasured until the vesting targets are met. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $60 as of February 28, 2013. The fair value of the warrants at February 28, 2013 was $81, using a risk-free rate of 0.77%, expected volatility of 90.6%, expected term of 4.49 years and 0% dividend yield. No warrants had vested under this arrangement as of February 28, 2013.

In December 2011, pursuant to an Amended and Restated Intellectual Property Rights Agreement (IP Rights Agreement) (see Note (13)), the Company issued warrants to TAMU to purchase 66,666 shares of common stock at an exercise price of $14.30 per share. The warrants expire on September 24, 2026 and, subject to certain conditions, vest in equal installments on the fifth, tenth and fifteenth anniversary of the IP Rights Agreement. The inception to date expense recognized with respect to this warrant totals $32 as of February 28, 2013. The fair value of the warrants at February 28, 2013 was $204, using a risk-free rate of 1.89%, expected volatility of 78.7%, expected term of 13.57 years and 0% dividend yield. No warrants had vested under this arrangement as of February 28, 2013.

(11) Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, because the Company has incurred losses since its inception. The Company has deferred tax assets consisting primarily of net operating loss carryforwards that have been fully offset by a valuation allowance.

(12) Commitments and Contingencies

The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through 2023. The leases on the facilities contains provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets as of February 28, 2013 and August 31, 2012.

In connection with one of its facilities leases, the Company received a reimbursement for leasehold improvements of $270. This reimbursement is a lease incentive which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Total rental expense recognized during each period was $145 and $146 for the three months ended February 28, 2013 and February 29, 2012, respectively, and $289 and $292 for the six months ended February 28, 2013 and February 29, 2012, respectively.

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Future minimum payments under noncancelable operating leases as of February 28, 2013 are as follows:

Operating Leases
Remaining six months of fiscal year 2013	$349
2014	443
2015	25
2016	15
2017	12
Thereafter	79

Total minimum lease payments	$923

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

At February 28, 2013, the future minimum payments under the Company’s research collaboration agreements are as follows:

Remaining six months of fiscal year 2013	$1,299
2014	2,505
2015	2,990
2016	2,952
2017 and beyond	613

$10,359

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We began selling products in 2008 and, while our product sales have been minimal to date, we expect product sales to eventually become the primary source of our revenues. We expect product revenues to primarily include a combination of seed sales and technology fees, similar to current business models used for food crops incorporating biotech traits. As we continue to develop traits for our products, we expect that a significant portion of our product revenues will be generated from the sale of seeds that include our traits. We believe our largest immediate commercial opportunity is selling sweet sorghum seeds into the Brazilian biofuel market. Our longer term strategies involve capitalizing on the development of the emerging cellulosic biofuel and biopower markets in the United States and Europe.

We have formed collaborations with major participants in the bioenergy value chain to evaluate yields and other performance or conversion characteristics of our products and the logistics related to the use of our products. Our collaborators have included ethanol mills, utilities, independent power producers, cellulosic biofuel companies, growers, grower cooperatives, equipment manufacturers, enzyme or fermentation technology companies and other support technology providers.

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

Since 2010, we have completed various commercial-scale evaluations of our sweet sorghum products in Brazil with ethanol mills and mill suppliers. During this time, our seeds have been planted and harvested using existing planting and harvesting equipment and fermented into ethanol without retrofitting or altering the existing mill. The remaining biomass was combusted for electricity production using existing mill boilers. We believe these experiences have demonstrated the “drop-in” nature of our sweet sorghum products, and along with higher yielding products in our pipeline, seed-based propagation, shorter growing cycles and lower water and fertilizer requirements of sweet sorghum relative to sugarcane, will serve as the basis for expanded adoption of this product line as a feedstock for ethanol and power production in Brazil and other markets.

For the 2012-2013 sweet sorghum growing season in Brazil, our products have been planted by or for more than 30 mills in Brazil through a combination of seed sales, agronomy and crop management services and product evaluations. These customers, which include approximately half of the top-20 ethanol producers in Brazil, were responsible for approximately 30% of the sugarcane crushed in Brazil during the 2011-2012 growing season, which we derive from the annual sugar and ethanol guide, Anuario Da Cana 2012. Our products this season were planted on approximately 3,000 hectares, which was less than we originally anticipated. This is due in part to the effects of a severe drought last season and the focus among our customers on the field performance of our new hybrids, which can be determined at relatively small scale. To date, growing conditions during the 2012-2013 season have been generally favorable and the majority of the hectares planted with our sweet sorghum products are in good condition, with the bulk of locations and hectares expected to be harvested during April and May when various plantings reach maturity. While final results are not yet available, customers have indicated that our portfolio of sweet sorghum hybrids appear to be outperforming products from competitors at locations where side-by-side comparisons are available.

For the 2012-2013 growing season, the majority of our customers are participating in various sales incentive and performance based promotional programs. We believe that these programs will facilitate the adoption of our products in Brazil by demonstrating and encouraging best crop management practices. We are also using the programs to encourage new customers, which may not have experience with sweet sorghum production, to adopt our products sooner and at larger scale.

Certain of these sales incentive programs require the customer to purchase our seed and adhere to our agronomic protocols. Depending on the size of the customer’s purchase and its ultimate crop yield in biomass or ethanol, we could incur costs representing a portion of some customers’ production costs or anticipated yield. We have also offered qualifying participants purchase discounts during the next three growing seasons. In certain cases, for strategically located customers, we have participated directly in, and may incur certain unreimbursed costs for seed, crop production and agronomy services during this season.

Of the plantings this season, approximately 2,000 hectares were planted under certain sales incentives and promotions, whereby the company has either deferred revenue until the completion of 2012-2013 sweet sorghum harvest season, which is expected to occur in the fiscal third quarter, or expects to generate revenue through biomass sales. The remaining hectares, which were not enrolled in incentive programs, consisted of seed sales that were recognized as revenue upon delivery and planting as well as complimentary trial seed. We have incurred additional costs for crop management services and support, which have been capitalized as unharvested sweet sorghum biomass costs, subject to lower of cost or market adjustments. We believe that these costs will be covered in part by biomass sales and reimbursements.

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

Our other operating expenses are related to selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure. Sweet sorghum seed inventory costs are computed on a first-in, first-out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. The recoverability of our sweet sorghum seed inventory is dependent on increased customer adoption and acceptance. A full valuation reserve has been recorded on all other seed products as no established market exists.

Historically, we have funded our operations from the proceeds from issuances of convertible preferred stock, warrants, convertible notes, debt financing, payments from collaborators and government grants. We have experienced significant losses as we invested heavily in research and development, and those costs have exceeded revenues earned through collaboration agreements and government grants and were incurred prior to generating significant revenues from product sales. As of February 28, 2013, we had an accumulated deficit of $257.9 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that profitable operations will be achieved, or if achieved, can be sustained on a continued basis.

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

Development and License Agreement

Our development and license agreement with Campbell Soup Company, dated December 20, 2007, as amended, was terminated and cancelled on November 19, 2012 following Campbell’s sale of its vegetable seed assets to a third party. In connection with the termination, Campbell paid us $0.55 million of the remaining $0.63 million due under the agreement, which would otherwise have become payable by Campbell in 2013, in full and complete satisfaction of all remaining financial obligations under the development and license agreement.

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

Inventories

Sweet sorghum seed inventory costs are computed on a first–in, first–out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. The recoverability of our sweet sorghum seed inventory is dependent on increased customer adoption and acceptance and a reserve has been recorded on our sweet sorghum seeds. A full valuation reserve has been recorded on all other seed products as no established market exists.

Unharvested biomass consists of our as yet unharvested sweet sorghum crops. Unharvested biomass costs include direct and indirect costs and are valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales.

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

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown (in thousands):

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Revenues:
Product sales	$59	$111	$73	$387
Collaborative research and government grants	967	1,200	2,918	2,672

Total revenues	1,026	1,311	2,991	3,059

Cost and operating expenses:
Cost of product sales	2,280	487	2,980	1,249
Research and development	4,368	4,991	8,711	10,267
Selling, general and administrative	3,392	2,813	7,236	5,618

Total cost and operating expenses	10,040	8,291	18,927	17,134

Loss from operations	(9,014)	(6,980)	(15,936)	(14,075)
Interest expense	(1)	(107)	(1)	(218)
Interest income	49	2	78	6
Other income (expense)	—	254	—	(84)

Loss before income taxes	(8,966)	(6,831)	(15,859)	(14,371)
Income tax benefit (expense)	—	—	(1)	(1)

Net Loss	$(8,966)	$(6,831)	$(15,860)	$(14,372)

Comparison of the Three Months Ended February 28, 2013 and February 29, 2012

Revenues

	Three Months Ended
	February 28, 2013	February 29, 2012	Change
	(In thousands)
Product sales	$59	$111	$(52)
Collaborative research and government grants	967	1,200	(233)

Total revenue	$1,026	$1,311	$(285)

Our total revenues were $1.0 million for the three months ended February 28, 2013 and $1.3 million for the three months ended February 29, 2012. The decrease resulted primarily from a $0.2 million decrease in collaborative research and government grant revenue due to decreased billings under our various grants and collaborations for the comparative period. Product sales also decreased by $0.1 million due to reduced sale of seeds during the three month period ended February 28, 2013 compared to the same period in the prior year.

Cost and Operating Expenses

	Three Months Ended
	February 28, 2013	February 29, 2012	Change
	(In thousands)
Cost of product sales	$2,280	$487	$1,793
Research and development	4,368	4,991	(623)
Selling, general and administrative	3,392	2,813	579

Total cost and operating expenses	$10,040	$8,291	$1,749

Cost of Product Sales

Our cost of product sales increased to $2.3 million for the three months ended February 28, 2013 compared to $0.5 million for the same period in the prior year. The increase was due to expenses of $1.1 million for obsolete seed inventory, which primarily consisted of first generation sweet sorghum products, and $0.6 million related to as yet unharvested sweet sorghum crops produced under one of our sales incentive and performance based promotional programs for the 2012-2013 growing season in Brazil.

Research and Development Expenses

Our research and development expenses decreased to $4.4 million for the three months ended February 28, 2013 compared to $5.0 million for the same period in the prior year. The decrease was primarily attributable to reduced personnel and related expenses in Brazil of $0.3 million as well as reduced expenses for supplies and external research and development in the U.S. of $0.3 million.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $0.6 million to $3.4 million in the three months ended February 28, 2013 compared to the same period in the prior year. The increase is attributable to a $0.5 million increase in U.S. personnel expenses and a $0.1 million increase in expenses related to our Brazilian operations due to expanded business operations and market development support.

Interest Expense, Interest Income and Other Income (Expense)

	Three Months Ended
	February 28, 2013	February 29, 2012	Change
	(In thousands)
Interest expense	$(1)	$(107)	$106
Interest income	49	2	47
Other income (expense)	—	254	(254)

Total	$48	$149	$(101)

Interest Expense

Interest expense decreased by $0.1 million in the three months ended February 28, 2013 compared to the same period in the prior year. The decrease is attributable to reduced debt balances resulting from our repayment of all debt owed under our Loan Agreement with Silicon Valley Bank in May 2012.

Interest Income

Interest income increased by $47,000 in the three months ended February 28, 2013 compared to the same period in the prior year. The increase was primarily due to higher average cash invested balances.

Other Income (Expense)

Other income (expense) decreased by $0.3 million in the three months ended February 28, 2013 compared to the same period in the prior year. The decrease was the result of the fair value changes associated with our warrants and Convertible Notes, which upon completion of the IPO are no longer marked to market.

Comparison of the Six Months Ended February 28, 2013 and February 29, 2012

Revenues

	Six Months Ended
	February 28, 2013	February 29, 2012	Change
	(In thousands)
Product sales	$73	$387	$(314)
Collaborative research and government grants	2,918	2,672	246

Total revenue	$2,991	$3,059	$(68)

Our total revenues were $3.0 million for the six months ended February 28, 2013 and $3.1 million for the six months ended February 29, 2012. Product sales decreased by $0.3 million due to reduced sale of seeds during the six month period ended February 28, 2013 compared to the same period in the prior year. Collaborative research and government grant revenue increased by $0.2 million primarily due to a final billing of $0.6 million in connection with the termination of our development and license agreement with Campbell Soup Company, which was partially offset by reduced billings of $0.4 million under our various grants and collaborations.

Cost and Operating Expenses

	Six Months Ended
	February 28, 2013	February 29, 2012	Change
	(In thousands)
Cost of product sales	$2,980	$1,249	$1,731
Research and development	8,711	10,267	(1,556)
Selling, general and administrative	7,236	5,618	1,618

Total cost and operating expenses	$18,927	$17,134	$1,793

Cost of Product Sales

Our cost of product sales increased to $3.0 million for the six months ended February 28, 2013 compared to $1.3 million for the same period in the prior year. The increase was due to expenses of $1.1 million for obsolete seed inventory, which primarily consisted of first generation sweet sorghum products, and $0.6 million related to as yet unharvested sweet sorghum crops produced under one of our sales incentive and performance based promotional programs for the 2012-2013 growing season in Brazil.

Research and Development Expenses

Our research and development expenses decreased to $8.7 million for the six months ended February 28, 2013 compared to $10.3 million for the same period in the prior year. In the U.S., research and development expenses decreased by $0.8 million due to reduced personnel and related expenses of $0.4 million, reduced external research and development expenses of $0.3 million and reduced licensing fees of $0.1 million. In Brazil, research and development expenses decreased by $0.8 million primarily as a result of reduced personnel and related expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $1.6 million to $7.2 million in the six months ended February 28, 2013 compared to the same period in the prior year. The change is attributable to increases in U.S. personnel expenses of $0.9 million, business insurance of $0.3 million, and Brazil expenses of $0.5 million due to an increase in business operations and market development support. These increases were partially offset by reduced U.S. patent expenses of $0.1 million.

Interest Expense, Interest Income and Other Income (Expense)

	Six Months Ended
	February 28, 2013	February 29, 2012	Change
	(In thousands)
Interest expense	$(1)	$(218)	$217
Interest income	78	6	72
Other income (expense)	—	(84)	84

Total	$77	$(296)	$373

Interest Expense

Interest expense decreased by $0.2 million in the six months ended February 28, 2013 compared to the same period in the prior year. The decrease is attributable to reduced debt balances resulting from our repayment of all debt owed under our Loan Agreement with Silicon Valley Bank in May 2012.

Interest Income

Interest income increased by $72,000 in the six months ended February 28, 2013 compared to the same period in the prior year. The increase was primarily due to higher average cash invested balances.

Other Income (Expense)

Other income (expense) decreased by $0.1 million in the six months ended February 28, 2013 compared to the same period in the prior year. The decrease was the result of the fair value changes associated with our warrants and Convertible Notes which upon completion of the IPO are no longer marked to market.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses, and, as of February 28, 2013, we had an accumulated deficit of $257.9 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is also no assurance that profitable operations will be achieved, or if achieved, can be sustained on a continued basis.

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

Cash Flows

	For the six months ended
	February 28, 2013	February 29, 2012
	(In thousands)
Net cash provided by (used in)
Operating activities	$(14,559)	$(8,758)
Investing activities	$9,449	$(702)
Finance activities	$(223)	$66,872

Net cash outflows of $14.6 million from operating activities during the six months ended February 28, 2013 primarily resulted from our net loss of $15.9 million, which included non-cash items of $1.0 million in depreciation expense and $1.7 million in stock-based compensation expense.

Net cash outflows of $8.8 million from operating activities during the six months ended February 29, 2012 primarily resulted from our net loss of $14.4 million, which included non-cash items, including $1.1 million in depreciation expense, $1.0 million in stock-based compensation expense, $1.1 million for impaired assets, $0.1 million in fair value of warrants and Convertible Notes, and $2.8 million in deferred offering cash costs.

Net cash provided by investing activities of $9.4 million during the six months ended February 28, 2013 was due to net marketable securities activity of $10.0 million, partially offset by $0.6 million used to purchase property and equipment.

Net cash used in investing activities of $0.7 million during the six months ended February 29, 2012 was due to purchases of property and equipment.

Net cash used in financing activities of $0.2 million during the six months ended February 28, 2013 was due to $0.1 million of payments on capital leases, which was partially offset by $0.1 million of cash received from the exercise of stock options.

Net cash provided by financing activities of $66.9 million during the six months ended February 29, 2012 was due to net IPO proceeds of $65.3 and $2.5 million of borrowings under our Loan Agreement with Silicon Valley Bank, which was partially offset by principal repayments of approximately $0.9 million.

Off-Balance Sheet Arrangements

As of February 28, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Seasonality

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the year ended August 31, 2012 and for the six months ended February 28, 2013 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in Brazil will typically be higher in our first and second fiscal quarters, due to the timing of the planting decisions made by our customers. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended February 28, 2013 and the six months ended February 29, 2012, respectively. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are also exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States and Brazil.

Interest Rate Risk

As of February 28, 2013 and August 31, 2012, our exposure to risk for changes in interest rates primarily related to our cash equivalents and marketable securities. We have investments in money market funds, commercial paper and corporate bonds, which all have relatively short term maturities. Accordingly, our interest income fluctuates with short term market conditions. All marketable securities are classified as available for sale and are expected to be liquid. Due to the relatively short-term nature of our investments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot assure you that we will not experience losses on these deposits.

Prior to completion of the IPO, our exposure to risk for changes in interest rates had primarily related to our equipment loans with Silicon Valley Bank, which were variable-rate debt obligations. At February 28, 2013, we had paid off all amounts due and owing under the equipment loans and have limited interest rate risk related to our indebtedness.

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

Through February 28, 2013, the fluctuations in the Brazil Real for our operations in Brazil had no adverse impact on our results of operations as the U.S. Dollar has been strengthening against the Brazil Real. As our international operations in Brazil grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in the foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the Brazil Real, our foreign-currency based expenses increase when translated into U.S. dollars. To date, we have not hedged the risks associated with foreign currency exchange exposure. As the risks associated with fluctuations in the Brazil Real become greater, we will continue to reassess our approach to managing this risk.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2013.

(b) Changes in Internal Control

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Paul Kuc
Chief Financial Officer
(Principal Financial Officer)

Date: April 11, 2013

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

[1]32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

#101	Financial statements from the Quarterly Report on Form 10-Q of Ceres, Inc. for the quarterly period ended February 28, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

[1]	This certification is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1