Form 10-Q
period 2013-05-31
Ceres, Inc.
filed 2013-07-11
CIK 767884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 8, 2013
Common Stock, $0.01 par value per share	24,908,874

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

CERES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	May 31, 2013	August 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$18,821	$21,069
Marketable securities	18,554	33,565
Prepaid expenses	1,027	1,050
Accounts receivable	848	765
Inventories	352	841
Other current assets	232	278

Total current assets	39,834	57,568
Property and equipment, net	4,915	5,756
Marketable securities	—	5,720
Other assets	108	203

Total assets	$44,857	$69,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,899	$5,476
Other current liabilities	26	732
Current portion of long-term debt	84	134

Total current liabilities	5,009	6,342
Other non-current liabilities	97	88
Long-term debt, net of current portion	130	256

Total liabilities	5,236	6,686

Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid in capital, $0.01 par value; 490,000,000 shares authorized; 24,800,624 shares issued and outstanding at May 31, 2013; 24,549,029 shares issued and outstanding at August 31, 2012	307,448	304,917
Accumulated other comprehensive loss	(572)	(283)
Accumulated deficit	(267,255)	(242,073)

Total stockholders’ equity	39,621	62,561

Total liabilities and stockholders’ equity	$44,857	$69,247

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
Revenues:
Product sales	$389	$42	$462	$429
Collaborative research and government grants	966	1,106	3,884	3,778

Total revenues	1,355	1,148	4,346	4,207

Cost and operating expenses:
Cost of product sales	2,134	627	5,114	1,876
Research and development	4,074	5,255	12,784	15,522
Selling, general and administrative	4,464	3,344	11,700	8,962

Total cost and operating expenses	10,672	9,226	29,598	26,360

Loss from operations	(9,317)	(8,078)	(25,252)	(22,153)
Interest expense	(34)	(341)	(35)	(559)
Interest income	28	3	106	9
Other income (expense)	—	—	—	(84)

Loss before income taxes	(9,323)	(8,416)	(25,181)	(22,787)
Income tax benefit (expense)	—	—	(1)	(1)

Net loss	$(9,323)	$(8,416)	$(25,182)	$(22,788)

Basic and diluted net loss per share attributable to common stockholders	$(0.38)	$(0.34)	$(1.02)	$(2.33)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	24,801,705	24,423,042	24,765,664	9,787,652

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
Net loss	$(9,323)	$(8,416)	$(25,182)	$(22,788)
Other comprehensive income (loss)
Foreign currency translation adjustments	152	(69)	(288)	(121)
Net unrealized gains on marketable securities	(6)	—	(1)	—

Total comprehensive loss	$(9,177)	$(8,485)	$(25,471)	$(22,909)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended May 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(25,182)	$(22,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of common and preferred stock warrants and convertible notes	—	84
Net loss on disposal of assets	166	55
Impairment of assets	—	100
Depreciation	1,464	1,584
Accretion (amortization) of premium/discount on marketable securities	503	—
Non-cash interest income	(607)	—
Stock compensation	2,461	1,283
Other	14	—
Changes in operating assets and liabilities:
Prepaid expenses	23	(371)
Accounts receivable	(73)	713
Inventories	295	—
Other assets	53	2,775
Accounts payables and accrued expenses	(604)	(1,687)
Other liabilities	(696)	(163)

Net cash used in operating activities	(22,183)	(18,415)

Cash flows from investing activities:
Purchases of property and equipment	(660)	(834)
Proceeds from insurance	—	1,000
Change in restricted cash and investments	—	3,000
Purchases of marketable securities	(1,545)	—
Maturities of marketable securities	22,379	—

Net cash provided by investing activities	20,174	3,166

Cash flows from financing activities:
Repayment of debt	(286)	(6,854)
Proceeds from issuance of debt	—	2,500
Proceeds from issuance of common stock	56	374
Proceeds from issuance of common stock in initial public offering, net of underwriters discounts and commission and offering expenses	—	65,158

Net cash provided by (used in) financing activities	(230)	61,178

Effect of foreign currency translation on cash	(9)	(120)
Net decrease in cash and cash equivalents	(2,248)	45,809
Cash and cash equivalents at beginning of period	21,069	21,911

Cash and cash equivalents at end of period	$18,821	$67,720

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

The Company has incurred substantial net losses from operations since its inception and its accumulated deficit as of May 31, 2013 was $267,255. The Company expects to incur additional losses related to the continued development and expansion of its business, including research and development, seed production and operations, and sales and marketing. The Company plans to finance its operations for at least the next twelve months with cash and investments currently on hand, with cash inflows from collaboration and grant funding and product sales.

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

The cost of marketable securities sold is based upon the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. There were no sales of marketable securities during the nine months ended May 31, 2013.

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

The following tables present the Company’s financial assets that were measured at fair value on a recurring basis as of May 31, 2013 and August 31, 2012 by level within the fair value hierarchy:

	May 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets
Money Market Funds	$16,584	$—	$—	$16,584
Commercial Paper—available for sale	—	1,000	—	1,000
Corporate Bonds—available for sale	—	17,554	—	17,554

Total	$16,584	$18,554	$—	$35,138

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

	August 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Money Market Funds	$16,769	$—	$—	$16,769
Commercial Paper—available for sale	—	10,187	—	10,187
Corporate Bonds—available for sale	—	29,098	—	29,098

Total	$16,769	$39,285	$—	$56,054

Accounts Receivable

Accounts receivable represents amounts owed to the Company from product sales and collaborative research and government grants. The Company had no amounts reserved for doubtful accounts at May 31, 2013 and August 31, 2012 as the Company expected full collection of the accounts receivable balances.

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

Customers	As of May 31, 2013	As of August 31, 2012
Customer A	28.3	47.9
Customer B	26.5	*
Customer D	**	13.6
Customer E	*	15.2

*	Less than 10%
**	No accounts receivable balance

Customers representing greater than 10% of revenues were as follows (in percentages):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
Customers	2013	2012	2013	2012
Customer A	21.6	27.5	18.6	24.2
Customer B	18.5	14.6	18.3	19.0
Customer D	**	13.6	17.4	18.5
Customer F	19.5	20.7	23.9	**
Customer G	15.9	**	*	**

*	Less than 10%
**	No revenues

Inventories

At May 31, 2013, seed inventory consisted of work-in-process costs related to sweet sorghum seeds. At August 31, 2012, seed inventory consisted of work–in–process and finished good costs related to sweet sorghum seeds. Seed inventory costs are computed on a first–in, first–out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. A full valuation reserve has been recorded on all seed products.

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

In fiscal year 2012, the Company impaired $1,026 in assets related to damage at the Texas facility and received insurance proceeds of $1,000 for repair costs. The remainder of the repairs, which totaled approximately $150, were completed by November 30, 2012. These remaining repairs were also covered by insurance, subject to the Company’s deductible.

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

Product Sales

Product sales are derived from sales of seeds, trait fees, crop management services and biomass that was delivered under certain of our sales incentive and performance based programs for the 2012-2013 growing season in Brazil. Product sales are recognized, net of discounts and allowances, once passage of title and risk of loss have occurred and contractually specified acceptance criteria have been met, provided all other revenue recognition criteria have also been met. To date, product sales have not been significant.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
Net loss	$(9,323)	$(8,416)	$(25,182)	$(22,788)

Basic and diluted net loss per common share	$(0.38)	$(0.34)	$(1.02)	$(2.33)
Basic and diluted weighted average outstanding common shares used for net loss:	24,801,705	24,423,042	24,765,664	9,787,652

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	May 31,
	2013	2012
Options to purchase common stock	2,673,232	2,917,416
Warrants to purchase common stock	2,082,045	2,082,045

Total	4,755,277	4,999,461

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(3) Marketable Securities

Marketable securities classified as available for sale consisted of the following:

	May 31, 2013
Available for sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Commercial Paper	$1,000	$—	$—	$1,000
Corporate Bonds	17,549	6	(1)	17,554

Total	$18,549	$6	$(1)	$18,554

	May 31, 2013
	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$18,549	$18,554

	$18,549	$18,554

	August 31, 2012
Available for sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Commercial Paper	$10,187	$2	$(2)	$10,187
Corporate Bonds	29,092	17	(11)	29,098

Total	$39,279	$19	$(13)	$39,285

	August 31, 2012
	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$33,567	$33,565
Due in 1 – 2 years	5,712	5,720

	$39,279	$39,285

(4) Inventories

Inventories consisted of the following:

	May 31, 2013	August 31, 2012
Work in process	$352	$264
Seed inventory	—	577

Total inventories	$352	$841

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(5) Property and Equipment

Property and equipment are summarized as follows:

	May 31, 2013	August 31, 2012
Land	$43	$43
Automobiles and trucks	765	728
Buildings	3,180	3,252
Office, laboratory, farm and warehouse equipment and furniture	15,216	15,552
Leasehold improvements	5,716	5,709

	24,920	25,284
Less accumulated depreciation	(20,005)	(19,528)

Property and equipment, net	$4,915	$5,756

(6) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	May 31, 2013	August 31, 2012
Accounts payable	$935	$1,865
Accrued payroll and related expenses	2,589	2,530
Research and development contracts	1,016	686
Accrued grower commitments	8	76
Other	351	319

	$4,899	$5,476

(7) Long-Term Debt

Long-term debt is summarized as follows:

	May 31, 2013	August 31, 2012
Capital Leases	$214	$390
Less current portion	(84)	(134)

	$130	$256

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

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The aggregated maturities of debt as of May 31, 2013 are as follows:

Remaining three months of fiscal year 2013	$22
2014	81
2015	64
2016	47

$214

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

The total number of shares reserved for issuance under the Option Plans is 6,754,999. At the Company’s 2013 Annual Meeting of Stockholders, the stockholders approved the amendment and restatement of the Ceres, Inc. 2011 Equity Incentive Plan, which increased the maximum aggregate number of shares that may be issued under the plan by 1.5 million shares and prohibits the repricing of stock options without stockholder approval. As of May 31, 2013, the Company had 2,134,691 shares available under the 2011 Plan for future grant. The Company does not intend to make further grants under the 2000 Plan or the 2010 Plan.

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Stock Option Valuation and Compensation

The Company uses a Black Scholes option pricing model to determine the fair value of stock options. The weighted average grant date fair value of stock option awards was $2.27 and $8.28 per option share for the three months ended May 31, 2013 and 2012, respectively, and $3.02 and $10.53 per option share for the nine months ended May 31, 2013 and 2012, respectively.

The weighted average grant date estimated fair value of the Company’s common stock was $3.23 and $12.42 per share for the three months ended May 31, 2013 and 2012, respectively, and $4.20 and $14.60 per share for the nine months ended May 31, 2013 and 2012, respectively. The fair value of employee stock options was estimated using the following assumptions:

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
Expected term (in years)	5.50 – 6.08	5.50 – 6.08	5.50 – 6.08	5.50 – 6.46
Expected volatility	88.1%	78.0%	87.2% – 88.1%	78.0% – 81.0%
Risk free interest rate	1.06% – 1.07%	1.39%	0.82% – 1.07%	1.35% – 1.39%
Expected dividend yield	0%	0%	0%	0%

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

Expected Dividend Yield — The Company does not anticipate paying any cash dividends in the foreseeable future.

Stock-based compensation expense included in operating expenses and total intrinsic value of stock options exercised are as follows:

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
Stock-based compensation costs for stock options	$875	$620	$2,737	$1,605
Fair value changes of collaboration warrants	(98)	(345)	(276)	(322)

	$777	$275	$2,461	$1,283

Intrinsic value of stock options exercised	$—	$2,933	$79	$3,271

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Stock Option Activity

The following table summarizes the stock option transactions under the Option Plans during the nine months ended May 31, 2013:

	Shares	Weighted Average Exercise Price
Options outstanding at August 31, 2012	2,778,508	$7.92
Options granted	133,013	4.25
Options exercised	(23,832)	2.36
Options forfeited	(214,457)	7.79

Options outstanding at May 31, 2013	2,673,232	$7.79

The following table summarizes information about stock options outstanding and exercisable at May 31, 2013:

Range of Exercise Price	Number Outstanding	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Vested and Exercisable	Average Remaining Contractual Life	Weighted- Average Exercise Price
$1.95	415,647	2.51	$1.95	415,647	2.51	$1.95
$3.90-$4.05	301,492	2.75	3.91	301,492	2.75	3.91
$6.75	833,208	5.55	6.75	767,024	5.42	6.75
$7.32	200,187	7.54	7.32	119,905	7.54	7.32
$16.77	161,995	8.03	16.77	8,527	7.69	16.77
$17.16	79,028	8.13	17.16	2,292	8.13	17.16
$12.71	49,516	8.47	12.71	15,153	8.40	12.71
$12.10	52,497	8.74	12.10	52,497	8.74	12.10
$13.00	448,483	8.74	13.00	—	—	—
$8.97	750	9.05	8.97	—	—	—
$6.66	11,666	9.23	6.66	—	—	—
$3.60-$7.70	29,100	9.27	5.96	—	—	—
$3.94	24,000	9.50	3.94	—	—	—
$3.32	64,163	9.67	3.32	—	—	—
$3.49	1,500	9.70	3.49	—	—	—

	2,673,232			1,682,536

No tax benefits have been recorded on compensation costs recognized for options exercised. As of May 31, 2013, there was $5,722 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted average of 3.30 years. The Company’s policy is to issue new shares for options exercised.

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Restricted Stock Activity

The following summarizes the restricted stock transactions under the Option Plans during the nine months ended May 31, 2013:

	Shares	Grant Date Fair Value
Restricted stock outstanding and unvested at August 31, 2012	40,600	$12.10
Restricted stock granted	238,125	5.64
Restricted stock vested	(12,500)	12.71
Restricted stock forfeited	(9,000)	12.71

Restricted stock outstanding and unvested at May 31, 2013	257,225	$6.07

As of May 31, 2013, there was $1,129 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average of 2.19 years.

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

Warrants issued in connection with Noble Agreement

In May 2006, the Company entered into a collaboration agreement with The Samuel Roberts Noble Foundation, Inc. (Noble) (Noble Agreement) to establish a research program (see Note (13)). In connection with this collaboration, the Company granted Noble a warrant to purchase 133,333 shares of the Company’s common stock for an exercise price of $30.00 per share. The original terms were as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2009, May 19, 2011, May 19, 2013, and May 19, 2015, respectively, and shall remain exercisable for a period of two years from the respective vesting dates. These warrants are accounted for at fair value and remeasured until vested. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $629 as of May 31, 2013. At May 31, 2013, 99,999 warrants had vested under this arrangement. The fair value of the warrants not yet vested at May 31, 2013 was $5.4 using a risk-free rate of 0.79% based on the respective exercise periods of each installment, expected volatility of 75.3%, expected term of 3.97 years based on the respective exercise periods of each installment, which is also the remaining contractual term, and 0% dividend yield.

In June 2011, the Company and Noble agreed to modify the warrants issued to Noble as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2013 and May 19, 2015, respectively and shall remain exercisable until the earliest of a period of five years from the respective vesting dates and May 18, 2017.

Warrants issued in connection with TAMU Agreement

In August 2007, the Company entered into a sponsored research and intellectual property rights agreement with The Texas A&M University System (TAMU) to establish a research program (see Note (13)). In connection with this collaboration, the Company granted TAMU a warrant to purchase 66,666 shares of the Company’s common stock for an exercise price of $30.00 per share. The warrant vests based on certain research and commercialization milestones being met and shall remain exercisable until August 28, 2017. This warrant is accounted for at fair value and remeasured until the vesting targets are met. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $10 as of May 31, 2013. The fair value of the warrants at May 31, 2013 was $12.7, using a risk-free rate of 0.79%, expected volatility of 75.3%, expected term of 4.24 years and 0% dividend yield. No warrants had vested under this arrangement as of May 31, 2013.

In December 2011, pursuant to an Amended and Restated Intellectual Property Rights Agreement (IP Rights Agreement) (see Note (13)), the Company issued warrants to TAMU to purchase 66,666 shares of common stock at an exercise price of $14.30 per share. The warrants expire on September 24, 2026 and, subject to certain conditions, vest in equal installments on the fifth, tenth and fifteenth anniversary of the IP Rights Agreement. The inception to date expense recognized with respect to this warrant totals $19 as of May 31, 2013. The fair value of the warrants at May 31, 2013 was $100, using a risk-free rate of 2.16%, expected volatility of 78.7%, expected term of 13.32 years and 0% dividend yield. No warrants had vested under this arrangement as of May 31, 2013.

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

(12) Commitments and Contingencies

The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through 2023. The leases on the facilities contains provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets as of May 31, 2013 and August 31, 2012.

In connection with one of its facilities leases, the Company received a reimbursement for leasehold improvements of $270. This reimbursement is a lease incentive which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Total rental expense recognized was $84 and $97 for the three months ended May 31, 2013 and 2012, respectively, and $373 and $386 for the nine months ended May 31, 2013 and 2012, respectively.

Future minimum payments under noncancelable operating leases as of May 31, 2013 are as follows:

Operating Leases
Remaining three months of fiscal year 2013	$155
2014	597
2015	548
2016	550
2017	559
Thereafter	1,263

Total minimum lease payments	$3,672

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

At May 31, 2013, the future minimum payments under the Company’s research collaboration agreements are as follows:

Remaining three months of fiscal year 2013	$669
2014	2,505
2015	2,990
2016	2,952
2017 and beyond	613

$9,729

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the information under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 20, 2012. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our efforts to develop and commercialize our products, anticipated yields and product performance, our short-term and long-term business strategies, market and industry expectations and future results of operations and financial position are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “potential”, “continue” or other similar words. We based these forward-looking statements largely on our current expectations and projections about future events or trends that we believe may affect our business and financial performance. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to materially differ from any future results, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 20, 2012 and elsewhere in this Quarterly Report on Form 10-Q the material risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify, you should not rely on these forward-looking statements as guarantees of future results, performance or achievements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly, except to the extent required by law, any forward-looking statements for any reason after the date we file this Quarterly Report on Form 10-Q with the SEC to conform these statements to actual results or to changes in our expectations.

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

We market and sell our sorghum seeds in Brazil and our switchgrass and sorghum seeds in the United States under our Blade brand.

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

For the 2012-2013 sweet sorghum growing season in Brazil, our products were planted by or for more than 30 mills in Brazil through a combination of seed sales, agronomy and crop management services and product evaluations. These customers, which include approximately half of the top-20 ethanol producers in Brazil, were responsible for approximately 30% of the sugarcane crushed in Brazil during the 2011-2012 growing season, which we derive from the annual sugar and ethanol guide, Anuario Da Cana 2012. Our products for the 2012-2013 growing season were planted on approximately 3,000 hectares, which was less than we originally anticipated. This is due in part to the effects of a severe drought last season and the focus among our customers on the field performance of our new hybrids, which can be determined at relatively small scale.

We have collected yield results from approximately two-thirds of the mills that planted our hybrids during the 2012-2013 growing season; the remaining mills reported incomplete results, did not complete the evaluation or chose not to report results. For mills that reported results, yields of sugars that can be fermented into ethanol were approximately 50% higher on average than the previous season, primarily as a result of product improvements related to biomass quality and productivity, better crop management and more favorable growing conditions at most planting locations. A third-party fermentation lab in Brazil is currently confirming total fermentable sugar yields. Based on anecdotal customer reports, our portfolio of sweet sorghum hybrids has outyielded competitor products at multiple locations where side-by-side comparisons were available.

Ethanol yields from our products ranged from approximately 450 to 3,600 liters per hectare, according to mill and company calculations. Mills representing the top 20% of yields, and which generally followed established crop management practices, achieved average yields ranging from 2,100 to 3,300 liters per hectare. Lower yields were primarily due to deviations from recommended crop management practices, weather delays during planting and disease infection late in the growing season. Mills use a variety of measurements and a complex formula to determine ethanol yields per hectare, which we believe is a key metric in determining the profitability of sweet sorghum and its relative attractiveness to other competing opportunities. When calculating ethanol yield per hectare, mills consider the number of metric tons of sweet sorghum biomass per hectare and the amount of fermentable sugars per metric ton to determine the volumes of ethanol that can be produced. Methodologies and assumptions used in these calculations can vary, and are therefore subject to greater variability than a controlled environment.

Based on the best of these results, we believe that we have demonstrated that economically compelling yields can be achieved with our products within their area of adaptation provided that our crop management protocols are followed and plantings receive adequate rainfall. However, due in part to the variability in yields recorded this season, we anticipate that many of our mill customers will repeat small scale commercial plantings before committing to broad, large-scale adoption. As a result, we expect sweet sorghum seeds sales next season to grow more modestly than originally anticipated.

For the 2012-2013 growing season, the majority of our customers participated in various sales incentive and performance based promotional programs. We offered these programs to facilitate the adoption of our products in Brazil by demonstrating and encouraging best crop management practices. We also used the programs to encourage new customers, which may not have experience with sweet sorghum production, to adopt our products sooner and at larger scale.

Of the plantings this season, approximately 2,000 hectares were planted under certain sales incentives and promotions, whereby we either deferred revenue until the completion of 2012-2013 sweet sorghum harvest season, which occurred in our fiscal third quarter, or generated revenue through biomass sales. Under certain sales incentives and promotions we have incurred additional costs for crop management services and support, which have been capitalized as unharvested sweet sorghum biomass costs, subject to lower of cost or market adjustments. While these services were covered in part by biomass sales and reimbursements, we made the decision in certain cases to provide a higher level of service at our own expense to support market development.

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

Our other operating expenses are related to selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure. Seed inventory costs are computed on a first-in, first-out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. The recoverability of our sweet sorghum seed inventory is dependent on increased customer adoption and acceptance. A full valuation reserve has been recorded on all seed products.

Historically, we have funded our operations from the proceeds from issuances of convertible preferred stock, warrants, convertible notes, debt financing, payments from collaborators and government grants. We have experienced significant losses as we invested heavily in research and development, and those costs have exceeded revenues earned through collaboration agreements and government grants and were incurred prior to generating significant revenues from product sales. As of May 31, 2013, we had an accumulated deficit of $267.3 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that profitable operations will be achieved, or if achieved, can be sustained on a continued basis.

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

Product Sales

Product sales are derived from sales of seeds, trait fees, crop management services and biomass that was delivered under certain of our sales incentive and performance based programs for the 2012-2013 growing season in Brazil. Going forward, we may include trait fees in our seed prices. Product sales are recognized, net of discounts and allowances, once passage of title and risk of loss have occurred and contractually specified acceptance criteria have been met, provided all other revenue recognition criteria have also been met.

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

Inventories

Sweet sorghum seed inventory costs are computed on a first–in, first–out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. At May 31, 2013, seed inventory consisted of work-in-process costs related to sweet sorghum seeds. At August 31, 2012, seed inventory consisted of work–in–process and finished good costs related to sweet sorghum seeds. Seed inventory costs are computed on a first–in, first–out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. A full valuation reserve has been recorded on all seed products.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance when it is more likely than not that some of our net deferred tax assets will not be realized. In determining the need for valuation allowances, we consider our projected future taxable income and the availability of tax planning strategies. We have recorded a full valuation allowance to reduce our net deferred tax assets to zero because we have determined that it is more likely than not that our net deferred tax assets will not be realized. If in the future we determine that we will be able to realize any of our net deferred tax assets, we will make an adjustment to the allowance, which would increase our income in the period that the determination is made.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our long-lived assets comprise a single asset group for evaluation purposes. We evaluate whether an impairment indicator occurs primarily based on progress achieved against our business plans. To the extent that an impairment indicator has occurred, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. For all periods presented herein no resulting impairment charges have been recognized, except as described in the following paragraph.

On February 3, 2012, our plant breeding and field research station located near College Station, Texas was damaged by a tornado. The impact was limited to structural damage to the building that houses office space and a small laboratory used to evaluate biomass samples and work space. A small greenhouse and tractor sheds, and some agricultural equipment were also damaged. In fiscal year 2012, we impaired $1.0 million in assets related to the damage to our Texas facility and received insurance proceeds of $1.0 million for repair costs. The remainder of the repairs, which totaled approximately $0.2 million, were completed by November 30, 2012. These remaining repairs were also covered by insurance, subject to the Company’s deductible.

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown (in thousands):

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
Revenues:
Product sales	$389	$42	$462	$429
Collaborative research and government grants	966	1,106	3,884	3,778

Total revenues	1,355	1,148	4,346	4,207

Cost and operating expenses:
Cost of product sales	2,134	627	5,114	1,876
Research and development	4,074	5,255	12,784	15,522
Selling, general and administrative	4,464	3,344	11,700	8,962

Total cost and operating expenses	10,672	9,226	29,598	26,360

Loss from operations	(9,317)	(8,078)	(25,252)	(22,153)
Interest expense	(34)	(341)	(35)	(559)
Interest income	28	3	106	9
Other income (expense)	—	—	—	(84)

Loss before income taxes	(9,323)	(8,416)	(25,181)	(22,787)
Income tax benefit (expense)	—	—	(1)	(1)

Net loss	$(9,323)	$(8,416)	$(25,182)	$(22,788)

Comparison of the Three Months Ended May 31, 2013 and 2012

Revenues

	Three Months Ended May 31,
	2013	2012	Change
	(In thousands)
Product sales	$389	$42	$347
Collaborative research and government grants	966	1,106	(140)

Total revenue	$1,355	$1,148	$207

Our total revenues were $1.4 million for the three months ended May 31, 2013 and $1.1 million for the three months ended May 31, 2012. Product sales increased by $0.4 million due to biomass sales as well as recognition of deferred revenue related to certain sales incentive and promotional programs during the 2012-2013 growing season. The increase was partially offset by reduced billings of $0.1 million under our various grants and collaborations.

Cost and Operating Expenses

	Three Months Ended May 31,
	2013	2012	Change
	(In thousands)
Cost of product sales	$2,134	$627	$1,507
Research and development	4,074	5,255	(1,181)
Selling, general and administrative	4,464	3,344	1,120

Total cost and operating expenses	$10,672	$9,226	$1,446

Cost of Product Sales

Our cost of product sales increased to $2.1 million for the three months ended May 31, 2013 compared to $0.6 million for the same period in the prior year. The increase was due to expenses of $1.0 million for crop management services performed under our sales incentive and performance based promotional programs for the 2012-2013 growing season in Brazil and $0.5 million for obsolete seed inventory relating to our sweet sorghum products.

Research and Development Expenses

Our research and development expenses decreased to $4.1 million for the three months ended May 31, 2013 compared to $5.3 million for the same period in the prior year. In the U.S., research and development expenses decreased by $0.9 million due to reduced personnel and related expenses of $0.7 million, and reduced external research and development expenses of $0.2 million. In Brazil, research and development expenses decreased by $0.2 million primarily as a result of reduced personnel and related expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $1.1 million to $4.5 million for the three months ended May 31, 2013 compared to the same period in the prior year. In Brazil, our expenses increased by $1.3 million due to expanded business operations and market development support. Our U.S. general and administrative expenses decreased by $0.2 million due to reduced patent, legal and professional fees of $0.6 million, which was partially offset by increased personnel expenses of $0.4 million.

Interest Expense, Interest Income and Other Income (Expense)

	Three Months Ended May 31,
	2013	2012	Change
	(In thousands)
Interest expense	$(34)	$(341)	$307
Interest income	28	3	25

Total	$(6)	$(338)	$332

Interest Expense

Interest expense decreased by $0.3 million in the three months ended May 31, 2013 compared to the same period in the prior year. The decrease is attributable to reduced debt balances resulting from our repayment of all debt owed under our Loan Agreement with Silicon Valley Bank in May 2012.

Interest Income

Interest income increased by $25,000 in the three months ended May 31, 2013 compared to the same period in the prior year. The increase was primarily due to higher average cash invested balances.

Comparison of the Nine Months Ended May 31, 2013 and 2012

Revenues

	Nine Months Ended May 31,
	2013	2012	Change
	(In thousands)
Product sales	$462	$429	$33
Collaborative research and government grants	3,884	3,778	106

Total revenue	$4,346	$4,207	$139

Our total revenues were $4.3 million for the nine months ended May 31, 2013 and $4.2 million for the nine months ended May 31, 2012. Collaborative research and government grant billings increased by $0.1 million for the comparative periods.

Cost and Operating Expenses

	Nine Months Ended May 31,
	2013	2012	Change
	(In thousands)
Cost of product sales	$5,114	$1,876	$3,238
Research and development	12,784	15,522	(2,738)
Selling, general and administrative	11,700	8,962	2,738

Total cost and operating expenses	$29,598	$26,360	$3,238

Cost of Product Sales

Our cost of product sales increased to $5.1 million for the nine months ended May 31, 2013 compared to $1.9 million for the same period in the prior year. The increase was due to expenses of $1.9 million for obsolete seed inventory relating to our sweet sorghum products, and $1.6 million for crop management services performed under our sales incentive and performance based promotional programs for the 2012-2013 growing season in Brazil, partially offset by $0.3 million of reduced overhead expenses.

Research and Development Expenses

Our research and development expenses decreased to $12.8 million for the nine months ended May 31, 2013 compared to $15.5 million for the same period in the prior year. In the U.S., research and development expenses decreased by $1.7 million due to reduced personnel and related expenses of $1.2 million, reduced external research and development expenses of $0.4 million and reduced licensing fees of $0.1 million. In Brazil, research and development expenses decreased by $1.0 million primarily as a result of reduced personnel and related expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $2.7 million to $11.7 million for the nine months ended May 31, 2013 compared to the same period in the prior year. The change is attributable to increases in U.S. personnel and related expenses of $1.6 million, partially offset by reduced U.S. patent, legal and professional fees of $0.7 million. In Brazil expenses were $1.1 million higher due to an increase in business operations and market development support.

Interest Expense, Interest Income and Other Income (Expense)

	Nine Months Ended May 31,
	2013	2012	Change
	(In thousands)
Interest expense	$(35)	$(599)	$564
Interest income	106	9	97
Other income (expense)	—	(84)	84

Total	$71	$(674)	$745

Interest Expense

Interest expense decreased by $0.6 million for the nine months ended May 31, 2013 compared to the same period in the prior year. The decrease is attributable to reduced debt balances resulting from our repayment of all debt owed under our Loan Agreement with Silicon Valley Bank in May 2012.

Interest Income

Interest income increased by $97,000 for the nine months ended May 31, 2013 compared to the same period in the prior year. The increase was primarily due to higher average cash invested balances.

Other Income (Expense)

Other income (expense) decreased by $0.1 million for the nine months ended May 31, 2013 compared to the same period in the prior year. The decrease was the result of the fair value changes associated with our warrants and Convertible Notes which upon completion of the IPO are no longer marked to market.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses, and, as of May 31, 2013, we had an accumulated deficit of $267.3 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is also no assurance that profitable operations will be achieved, or if achieved, can be sustained on a continued basis.

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

Cash Flows

	For the nine months ended May 31
	2013	2012
	(In thousands)
Net cash provided by (used in)
Operating activities	$(22,183)	$(18,415)
Investing activities	$20,174	$3,166
Finance activities	$(230)	$61,178

Net cash outflows of $22.2 million from operating activities during the nine months ended May 31, 2013 primarily resulted from our net loss of $25.2 million, which included non-cash items of $1.5 million in depreciation expense and $2.5 million in stock-based compensation expense.

Net cash outflows of $18.4 million from operating activities during the nine months ended May 31, 2012 primarily resulted from our net loss of $22.8 million, which included non-cash items, including $1.6 million in depreciation expense, $1.3 million in stock-based compensation expense, $0.1 million for impaired assets, and $0.1 million in fair value of warrants and Convertible Notes.

Net cash provided by investing activities of $20.1 million during the nine months ended May 31, 2013 was due to net marketable securities activity of $20.8 million, which was partially offset by $0.7 million used to purchase property and equipment.

Net cash provided by investing activities was $3.2 million during the nine months ended May 31, 2012, which included $3.0 million provided by the release of restricted cash and $1.0 million provided by insurance proceeds related to the tornado damage to our Texas facility, which was offset by $0.8 million used to purchase property and equipment.

Net cash used by financing activities of $0.2 million during the nine months ended May 31, 2013 was due to $0.3 million of payments on capital leases, which was partially offset by $0.1 million of cash received from the exercise of stock options.

Net cash provided by financing activities of $61.2 million during the nine months ended May 31, 2012 was due to net IPO proceeds of $65.2 and $2.5 million of borrowings under our Loan Agreement with Silicon Valley Bank, which was offset by net principal repayments of approximately $6.9 million, which represented all amounts due and owing under the Loan Agreement.

Off-Balance Sheet Arrangements

As of May 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Seasonality

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the year ended August 31, 2012 and for the nine months ended May 31, 2013 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in Brazil will typically be higher in our first and second fiscal quarters, due to the timing of the planting decisions made by our customers. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended May 31, 2013 and 2012, respectively. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are also exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States and Brazil.

Interest Rate Risk

As of May 31, 2013 and August 31, 2012, our exposure to risk for changes in interest rates primarily related to our cash equivalents and marketable securities. We have investments in money market funds, commercial paper and corporate bonds, which all have relatively short term maturities. Accordingly, our interest income fluctuates with short term market conditions. All marketable securities are classified as available for sale and are expected to be liquid. Due to the relatively short-term nature of our investments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot assure you that we will not experience losses on these deposits.

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

Through May 31, 2013, the fluctuations in the Brazil Real for our operations in Brazil had no adverse impact on our results of operations as the U.S. Dollar has been strengthening against the Brazil Real. As our international operations in Brazil grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in the foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the Brazil Real, our foreign-currency based expenses increase when translated into U.S. dollars. To date, we have not hedged the risks associated with foreign currency exchange exposure. As the risks associated with fluctuations in the Brazil Real become greater, we will continue to reassess our approach to managing this risk.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2013.

(b) Changes in Internal Control

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Paul Kuc
Chief Financial Officer
(Principal Financial Officer)

Date: July 11, 2013

EXHIBIT INDEX

Number	Description

10.1	Exclusive Consulting Agreement between Ceres, Inc. and Robert Goldberg, dated June 19, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

[1]32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

#101	Financial statements from the Quarterly Report on Form 10-Q of Ceres, Inc. for the quarterly period ended May 31, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

[1]	This certification is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1