Form 10-K
period 2013-08-31
Ceres, Inc.
filed 2013-11-26
CIK 767884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

As of February 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $49,136,976 (based on the last reported trading price of the Common Stock of $4.01 per share on that date, as reported on the Nasdaq Global Market).

As of November 15, 2013, there were 25,224,269 shares of Common Stock outstanding.

i

FORWARD-LOOKING STATEMENTS

Certain statements that we make from time to time, including statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our efforts to develop and commercialize our products, anticipated yields and product performance, our short-term and long-term business strategies, market and industry expectations and future results of operations and financial position, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “potential”, “continue” or other similar words.

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

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

This Annual Report on Form 10-K contains references to acres, hectares, gallons, liters, dry tons and kilograms. In the United States, blendstock fuels are typically measured and sold in gallons. In other parts of the world, the standard unit is liters. The following table sets forth the conversion factor between metrics.

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

Our largest immediate commercial opportunity is in Brazil where we market sweet sorghum hybrids that can be used as a “drop-in” feedstock to complement existing feedstock supplies and extend the operating season of Brazilian sugarcane-to-ethanol mills. Our dedicated energy crops can also be used for the production of second-generation biofuels and bio-based chemicals, including cellulosic ethanol, butanol, jet fuel, diesel-like molecules and gasoline-like molecules, from non-food biomass. Finally, utility-scale electric power can be generated from the biomass feedstocks grown from our seeds. Our upstream position in the bioenergy value chain allows us to be largely independent of the success of any particular conversion technology or end use.

Due to the nature of biotechnology, we believe other crops, such as corn, rice and soybean, can benefit from many of the traits and genetic technologies we are developing for dedicated energy crops, such as traits that provide drought tolerance. We have also generated many biotech traits specifically for cereal crops, such as rice, that increase grain yields and provide greater yield stability across different environments. Our strategy is to focus on genes that have shown large, step increases in performance, and whose benefits are maintained across multiple species. To date, our field evaluations have largely confirmed previous results obtained in greenhouse and laboratory settings, and we believe that based on these multiple confirmations, we have an industry leading biotech trait technology pipeline, with applications in our energy crops as well as other crops.

We believe that the strength of our technology has been validated by our receipt of multiple competitive grants and collaborations, including a United States Agency for International Development, or USAID, grant and one of the U.S. Department of Energy’s first Advanced Research Project Agency for Energy, or ARPA-E, grants in 2009, as well as a $137 million multi-year collaboration with Monsanto Company signed in 2002. We also have significant intellectual property rights to our technology platforms, traits and seed products. We have out-licensed a portion of our traits and gene technology to existing market participants and continue to pursue opportunities to out-license these technologies.

Commercial Evaluations of Our Sorghum Products in Brazil

Since 2010, we have completed various commercial-scale evaluations of our sweet sorghum products in Brazil with over 30 ethanol mills and mill suppliers. During this time, our seeds have been planted and harvested using existing equipment and fermented into ethanol without retrofitting or altering the existing mills. The remaining biomass from this industrial process has been combusted for electricity production using existing mill boilers. We believe these experiences have demonstrated the “drop-in” nature of our sweet sorghum products, and along with higher yielding products in our pipeline, will serve as the basis for expanded adoption of this product line as a feedstock for ethanol and power production in Brazil and other markets.

With industrial processing generally well established in Brazil, we believe that field performance – primarily yields of sugars that can be fermented to ethanol – will largely determine the scale and pace at which our current and future products will be adopted. Based on industry feedback, we believe that minimum average yields in the range of 2,500 to 3,000 liters of ethanol per hectare will be necessary to achieve broad adoption. We believe that at least two growing seasons will be required to fully demonstrate this yield range. To date, we have demonstrated on a limited scale that our products can achieve such yields within their area of adaptation, provided that our crop management protocols are followed and plantings receive adequate rainfall; however, further optimizations and additional hybrids will be needed to consistently achieve economically attractive yields across wide-area plantings.

For the 2012-2013 season, ethanol yields from our sweet sorghum products ranged from approximately 450 to 3,600 liters per hectare, according to mill and company calculations. Mills that followed our recommended crop management practices generally achieved the highest average yields. Lower yields were primarily due to deviations from our recommended crop management protocols, weather-related delays during planting and disease infection late in the growing season. Yield results were available from approximately two-thirds of the more than 30 mills that planted Ceres' hybrids; remaining mills reported incomplete results, did not complete the evaluation or chose not to report results.

For the 2013-2014 season, we expect to evaluate our hybrids at approximately 50 mills and mill suppliers. These plantings primarily consist of small or multi-hybrid evaluations designed to determine yield potential, identify the best performing hybrids for specific regions and demonstrate various crop management practices. Several of these mills are expected to plant larger evaluations. Total plantings of our sorghum products are expected to cover up to approximately 1,000 hectares for the 2013-2014 sorghum growing season compared to approximately 3,000 hectares for the previous season due primarily to a greater focus among mills on field performance, which can be determined at a smaller scale than evaluations needed for confirming industrial performance.

Due in part to the variability in yields achieved in the 2012-2013 season, we have made a number of adjustments to our product development and go-to-market approach in order to improve crop performance and consistency, and to encourage adoption of our products. We are taking the following steps based on the experience we have gained to date:

•	Focus on high performing customers. For the 2013-2014 sweet sorghum growing season, we have prioritized evaluations with leading mill groups and innovators;

•	Target favorable geographies. Based on our experiences to date, we have targeted geographies and environments where our current generation of products have performed at their best;

•	Help mills improve on their agronomy execution. We have hired additional technical development staff in Brazil and have identified several straightforward agronomic optimizations that can be implemented by the mills during the 2013-2014 growing season;

•	Expand technical development network in Brazil: We have significantly expanded the number of locations and scope of field evaluations of our pre-commercial products and advanced breeding materials in Brazil in order to better position our future products among various geographies, growing conditions and production practices;

•	Rapidly develop and commercialize new products that provide higher yields, and therefore, provide a greater buffer for poor growing conditions or execution. Since our first industrial-scale trials in 2010-2011, we have significantly increased yields of fermentable sugars, and expect to continue to develop and launch new and improved seed products. Based on experimental hybrids already in our product development pipeline, we believe that we can continue to increase yields at a rapid pace, target additional planting and harvest times and market niches and add other performance characteristics to our products; and

•	Maintain our competitive position. Based on customer reports, Ceres' portfolio of sweet sorghum hybrids out-yielded competing products during the past two seasons at multiple locations where side-by-side comparisons were available. We expect to further differentiate our portfolio from competitors over the next one to two years with experimental products already in our pipeline.

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

Brazil. Our largest immediate commercial opportunity is the Brazilian ethanol market, which currently uses sugarcane as its predominant feedstock. Due to the inherent limitations of sugarcane physiology and growth patterns, Brazilian mill operators typically obtain sugarcane that makes mill operation economically feasible approximately 200 days per year, based on a report issued by the Brazilian Ministry of Agriculture’s crop forecasting agency, Companhia Nacional de Abastecimento (Conab), dated May 2012. We believe that mill operators are seeking alternatives that will allow them to increase production utilization of their existing mills beyond their current operating schedule in order to maximize their market opportunity. Moreover, the current crush capacity in Brazil will need to increase to meet expected domestic demand. The Brazilian government’s energy research institute, Empresa de Pesquisa Energética, projects that ethanol demand will approximately double by 2022.

In Brazil, our sorghum products also can be used to generate electricity. Ethanol mills typically combust sugarcane bagasse, the leftover biomass from ethanol production, to generate onsite power. For mills connected to the grid, excess electricity production provides an additional source of revenue. Based on field and industrial evaluations with mills and other industrial companies, we believe that sorghum has a number of favorable attributes as a biopower feedstock and can be utilized as a supplementary source of biomass, especially during the offseason or periods of sugarcane bagasse shortages.

Cellulosic Biofuels and Bio-Based Chemicals. We expect petroleum consumption will be supplemented by products made from the conversion of non-food biomass into biofuels and bio-based chemicals. According to a 2011 report published by International Energy Agency, or IEA, biofuel production could reach approximately 112 billion gallons per year by 2030, up from 26 billion gallons in 2010. To meet these targets, the IEA believes feedstock production would need to increase to 150 million acres in 2030, up from 75 million acres in 2010. We believe quadrupling the volume of biofuels while only doubling the feedstock production acres will require higher yielding second-generation feedstocks.

Biopower in Other Geographies. Our dedicated energy crops can be used to generate electricity in existing solid-fuel power facilities, such as coal-fired generating plants. In the U.S., Europe and other geographies, the conversion of biomass to power has traditionally been fueled by bio-based waste products and residues from the paper and timber industries. We believe this practice has limited the size, location, efficiency and scale of biomass power generation because power producers cannot reliably secure long-term supplies of consistent quality feedstock. We believe we will see a material increase in demand for biopower in the event that additional renewable energy legislation is passed in the United States, Europe or other regions that requires a higher percentage of generation from low-carbon sources or provides equal production incentives for the co-firing of biomass with coal, as are currently available for wind and solar power. Based on feedback from partners and industry participants, we believe that our products can be cost competitive with existing biopower feedstocks and, assuming that our products meet various biomass quality specifications, can be used by existing utilities and power producers.

Food and Feed Crops. Approximately 420 million acres of biotechnology crops were planted globally in 2012, according to a March 2013 report published by the International Service for the Acquisition of Agri-Biotech Applications. The global market value of biotechnology crop seeds was approximately $15 billion, as reported in the same report. As people in many countries become more affluent, they tend to consume more of their dietary protein in the form of meat and dairy products, driving the demand for animal feed grains higher. Therefore, greater production of food, feed, fiber and fuel will require higher crop productivity levels among all crops over time. In order to continue the productivity gains made in many crops over the past 75 years, and to do so in a more sustainable manner, we believe that advanced breeding methods, and biotech traits, in particular, will be required to produce higher performance crops that make more productive use of cultivated land, as well as to develop more robust, stress-tolerant crops that can grow under more difficult conditions and on marginal land. Our belief is consistent with historical yield improvements achieved via plant breeding and the adoption of agricultural biotechnology.

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

“Drop-In” Products

In Brazil, there is a well-established biofuel industry. Our products are “drop-in” solutions because they can be planted, harvested and processed using existing agricultural equipment with little or no modification and are being developed to be “drop-in” for all conversion technologies using sugarcane or biomass feedstocks. In other countries, there are a wide range of cellulosic to biofuel conversion technologies currently being developed; however none have any appreciable market share at this time. To explore this opportunity, we have conducted smaller trials using certain of our energy crops with numerous industry participants involved in cellulosic or advanced biofuels and biopower production. These tests have confirmed that biomass from our energy grasses can be converted and processed into various fuels or bio-based products, and have provided data we have used to further enhance our energy crops for use with these conversion technologies.

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

Suited to Marginal Land

Our dedicated energy crops can grow in a broad range of environments, including those not well-suited for most food crops. For example, our switchgrass products need substantially less water and fertilizer than traditional row crops to grow to harvestable maturity. We are also developing biotech traits for multiple crops that provide salt tolerance, drought tolerance and greater nitrogen use efficiency. We believe that by facilitating the use of marginal land, our crops will create opportunities for landowners who previously could not use their land as productively.

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

Competitive Strengths

We believe that we possess a number of competitive strengths that position us to become a leading provider of dedicated energy crop seeds and traits, including:

Commercial Products Available Today

We currently have a number of commercially available seed products, including sweet sorghum, switchgrass and high biomass sorghum. Our sweet sorghum hybrids have been successfully planted, harvested and processed into ethanol and power in Brazil at commercial scale. We believe that the experience of using our products as a “drop-in” feedstock for the past three growing seasons, as well as new higher yielding hybrids in our product portfolio, will serve as the basis for expanded adoption of this product line as a feedstock for ethanol and power production in Brazil and other markets.

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

Innovative R&D Technology Platforms

In order to maintain the strong position we have established with our combined strengths in our proprietary collection of energy crop parental lines, known as germplasm, and field-validated traits, we use our research and development expertise to continually improve our product offerings. To develop higher performing varieties and traits, we use several advanced research and development methods, including biotechnology, marker-assisted breeding and genomics. We believe that our innovative integrated breeding and biotechnology approach allows us to efficiently identify traits, effectively introduce these traits into crops, and more quickly commercialize new and improved seeds and traits for the market. We have both biotech traits and non-biotech traits. Our biotech traits for high biomass yield, nitrogen use efficiency, drought tolerance and altered flower development, among others, have been successfully evaluated in the field; however, they are still at least four years away from commercialization. We believe we were one of the first companies to implement the practice of developing biotech traits using two test species, rather than just one, which we believe allows us to more successfully select gene-trait combinations that enhance commercial crops. We believe that our ability to continue to apply our advanced research and development methods will enable us to further enhance our proprietary germplasm and traits portfolios going forward.

Extensive Proprietary Portfolios of Germplasm and Traits

While many companies have developed portfolios of germplasm or traits, we believe we are one of the only companies focused on dedicated energy crops that has large portfolios of both field-validated traits and germplasm, which includes thousands of specimens and breeding lines, as well as multiple pools of regionally adapted germplasm spanning northern temperate to tropical climates. We have also identified to date numerous genes and their relatives from different species that significantly enhance agriculturally relevant traits. Having both germplasm and field-validated trait portfolios allows us to leverage the synergies created by combining the two and facilitates innovation in a way that would not be possible with germplasm or traits alone. We believe new market entrants would need to cultivate several generations of germplasm to achieve performance equivalent to our current product portfolio, by which time we believe we will have further evolved our germplasm. Therefore, we believe our proprietary position would be difficult and time-consuming to replicate. We also believe that we have established a strong intellectual property position in plant genes, traits and energy crop germplasm. As of November 15, 2013, we owned or had exclusive licensed rights to approximately 85 issued patents and approximately 120 pending patent applications in the United States and in various foreign jurisdictions.

Management Team with Significant Industry Experience

Our Chairman, Walter De Logi, is one of the founders of Ceres. Dr. De Logi and Richard Hamilton, our Chief Executive Officer, have been with Ceres for 17 and 15 years, respectively, and have extensive experience in the field of agricultural biotechnology. Our experienced management team possesses a deep understanding of a variety of agricultural, chemical and industrial biotechnology businesses, including the seed industry, as well as our regional markets of Brazil, the United States and Europe. Our management team also includes top scientists and industry experts, some of whom have served in leadership roles at large, multinational corporations and have served on advisory committees for the U.S. Department of Energy.

Our Strategy

Our objective is to be the leading provider of dedicated energy crop seeds and traits to the renewable energy industry, including first-generation biofuels, such as ethanol, as well as cellulosic biofuels, biopower and bio-based chemicals. We also plan to pursue other opportunities to leverage our traits and genetic technology platforms. Key elements of our business strategy include:

Expand Our Presence in Brazil

Brazil represents our largest immediate commercial opportunity and we have prioritized both product development and commercial resources for this market. Since our first industrial-scale trials in 2010-2011, we have significantly increased yields of fermentable sugars, and expect to continue to develop and launch new and improved seed products. We also continue to build commercial relationships directly with ethanol mills and mill suppliers. For the 2013-2014 sweet sorghum growing season, we have prioritized evaluations with leading mill groups and innovators. We also intend to expand our product development network with ethanol mills and other industry participants interested in, among other objectives, gaining experience with sorghum, determining yield potential and identifying specific products for their growing conditions. We believe the adoption of sweet sorghum in Brazil can follow similar rapid adoption curves seen for other seed and agricultural innovations. Our belief is based on the drop-in nature of our sweet sorghum products and industry feedback which indicates that rapid adoption can occur once mills reliably achieve economically attractive yields with our products.

Collaborate with Leading Companies to Develop the Market for Cellulosic Biofuels

We plan to play a significant role in the second-generation biofuels and bio-based chemicals market, which is developing more slowly than the industry originally anticipated, but that we believe will represent a significant opportunity. We are continuing to adjust the pace and nature of our research activities with these extended timelines in mind. As the industry develops, we intend to collaborate with leading cellulosic biorefining companies, technology providers and project developers to analyze feedstock supply plans and to produce optimized feedstocks that are tailored to meet the specifications of existing and new refining technologies.

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

Build New Relationships and Enhance Established Collaborations in the Global Biopower Market

We believe that our switchgrass, high biomass sorghum and miscanthus crops can be used in power generation generally, and in particular, for co-firing with coal using the existing power generation infrastructure. To date, we have engaged in field trials of our energy crops with utility companies and independent power producers. We intend to cultivate collaborations with new parties, particularly those in Europe where we believe the market opportunity for biopower is more established today and the market need is more immediate in light of existing government regulations. For instance, field evaluations were commenced recently with two leading power companies in the U.K and Europe via our germplasm partner in the U.K. and an industry consortium.

Continue Innovation and New Product Development

We are continuing to develop innovative solutions using a broad range of technological tools, including genomics, biotechnology and proprietary bioinformatics in order to produce crop varieties with improved yields and other performance characteristics. We believe we can accomplish these goals by finding innovative ways to utilize and combine traits and germplasm to further enhance our products. We will also continue to develop varieties of seeds to meet the specific needs of growers in different geographic regions. For example, we have identified traits that will help optimize results for growers located in geographies with varying day lengths, rainfall, temperatures and soil composition (e.g., salt, aluminum and nitrogen).

Pursue Additional Outlets for Our Technology and Genes

We intend to pursue additional outlets for our genetic technology and genes, including out-licensing opportunities with existing seed industry participants. For example, we believe other crops, such as corn, rice and soybean, can benefit from many of the traits and genetic technologies we are developing for dedicated energy crops, such as traits that provide drought tolerance. We have also generated many biotech traits specifically for cereal crops such as rice that increase grain yields and provide greater yield stability across environments.

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

Our Technology Platforms

Our integrated technology platforms are a combination of existing genetic assets, specifically germplasm and traits, and competences in genomics and gene mapping, biotechnology and bioinformatics. Integration of these platforms allows us to improve our existing genetic assets as well as develop and commercialize new products from them.

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

Germplasm

We believe we have the most comprehensive germplasm collections for our dedicated energy crops. Our belief is based on the diversity and nature of the entries we have and how well they have been evaluated and measured and cataloged. Germplasm comprises collections of parental lines and other genetic resources representing the diversity of a crop, the attributes of which are inherited from generation to generation. Germplasm is a key strategic asset since it forms the basis of plant breeding programs.

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

Traits

We are able to further improve the quality of our future product offerings by adding our proprietary traits to our germplasm collections. The majority of our traits are developed through biotechnology, also known as genetic engineering. Biotechnology allows us to precisely add traits not readily achievable through conventional breeding methods. In most cases, the same trait can be added to multiple crops with similar effect. In some instances, a gene introduced through biotechnology may confer more than one beneficial trait, such as salt tolerance and drought tolerance. Our strategy is to focus on genes that have shown large, step increases in performance, and whose benefits are largely maintained across multiple species.

We believe we were one of the first companies to implement the practice of developing biotech traits using two test species, rather than just one, which allows us to more successfully select gene-trait combinations that enhance commercial crops. Our current portfolio includes genes that have been shown to substantially increase sugar levels or biomass growth per plant as well as genes that have been shown to increase biomass under normal and reduced levels of nitrogen fertilizer. We have genes that allow plants to use water more efficiently and/or recover from water deficits more readily. We also have genes that have been shown to provide tolerance and enhanced recovery to both acute and prolonged salt stress, as well as withstand toxic levels of aluminum in the soil. In addition, we are developing genes that have demonstrated enhanced conversion of biomass to fermentable sugars and genes that regulate flower development.

Our biotech traits are at various stages of development in our pipeline. We are currently evaluating their performance in various target crops primarily through replicated, multi-year field evaluations. These evaluations are designed to validate the function of the gene and measure the performance of the biotech trait in a specific crop. To date, our field evaluations have largely confirmed previous results obtained in greenhouse and laboratory settings.

The commercial development of biotech traits in commercial crops is a multi-year process. Following transformation, when the selected gene is inserted in a target crop, the resulting plants are evaluated in the greenhouse for one to two years, and then in the field to confirm results for two to four years. Following field trials, specific gene-trait combinations are typically selected and, if required, submitted for regulatory approval, or deregulation, which has historically been a multi-year process in the United States and Brazil. Assuming these averages, we believe that we could introduce our first regulated biotech trait or traits to the market in 2018 at the earliest.

We also develop non-biotech traits, including Skyscraper, a commercially available trait that provides a significant increase in biomass yields. Since Skyscraper was identified and developed using molecular marker technology, we have been able to rapidly incorporate it into our elite breeding lines and commercial products.

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

For the fiscal years ended August 31, 2011, 2012 and 2013, we spent $19.0 million, $19.2 million and $16.4 million, respectively, on research and development, with the main emphasis on breeding and traits.

Genomics

Plant genomics involves the large-scale, simultaneous study of large numbers of genes, their effects and their interactions. One of our strengths in genomics involves our ability to organize the genetic data we amass into actionable information via proprietary relational databases, software and algorithms. In order to capitalize upon our internal catalog of genetic information as well as information in the public realm, we developed our own proprietary software, including our Persephone genome viewer software, which serves as an important tool for locating, mapping and annotating genetic information in plants. This software program has been non-exclusively licensed to Syngenta Biotechnology, Inc.

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

Agronomy

The performance of plant varieties and traits is influenced by the growing environment, which includes climate, day length, soil quality, pests, length of the growing season and crop management practices. Our network of field trials extends across numerous hardiness zones and regions. This network provides regional performance data and market fit information to support our research and commercialization efforts. In Brazil, for the 2013-2014 sorghum growing season, we have significantly expanded the number of locations and scope of field evaluations of our pre-commercial products and advanced breeding materials in Brazil in order to better position our future products among various geographies, growing conditions and production practices.

Our Current Product Lines and Product Pipeline

We believe that a portfolio of energy crops will be required to produce biofuel, biopower and bio-based chemicals at greater scale than today. The mix of crops will be heavily dependent upon geographic and climatic considerations, soil quality, storage characteristics and harvest timing, among other considerations.

The following table summarizes our product lines and product pipeline:

Crop	Status	Initial Geography	Primary Market Opportunity	Key Advantages
Sorghum, Sweet	Commercial	Brazil	Existing mills for ethanol and onsite biopower	Season extension; fast growing; quick scale up; low water usage
Sorghum, High Biomass	Commercial	U.S. and Brazil	Existing mills for onsite biopower; cellulosic biofuels and bio-based chemicals; utility-scale biopower	High yields; fast growing; low water usage
Switchgrass	Commercial	U.S. and Europe	Cellulosic biofuels and bio-based chemicals; utility-scale biopower	High yields; low water usage; perennial crop
Miscanthus	Seed-propagated varieties under development	U.S. and Europe	Cellulosic biofuels and bio-based chemicals; utility-scale biopower	High yields; highly efficient, perennial crop

Sweet Sorghum

Sweet sorghum is a type of sorghum that accumulates free sugars in its stalk much like sugarcane. It is sown by seed, grows faster than sugarcane, and typically requires substantially less water and nitrogen fertilizer than sugarcane to grow to harvestable maturity. In Brazil, sweet sorghum can be planted from October through January, and harvested from February to May, or later if conditions permit. This complements sugarcane, which is grown year-round, but harvested from April to December depending on weather and market conditions. In practice, sweet sorghum juice is extracted through crushing in existing sugarcane equipment, and then fermented to fuel. The leftover biomass, called bagasse, is combusted for biopower like sugarcane bagasse. Because sweet sorghum plants mature more quickly than sugarcane, and reach optimal sugar levels at different times of the year, we believe existing sugar-to-ethanol mills can extend their operational season through the use of our sweet sorghum product by up to 60 days. Our current sweet sorghum product line consists of improved, proprietary seed varieties and hybrids developed through conventional and marker-assisted breeding. We are developing sweet sorghum hybrids that, among other objectives, provide greater yield potential and yield stability, offer higher sucrose purity, maintain peak sugar levels longer and have greater adaptation to various growing conditions and harvest times.

High Biomass Sorghum

High biomass sorghum is a type of sorghum which is developed and grown primarily for enhanced biomass yield potential as opposed to sugar or juice content. High biomass sorghum is well suited for the generation of renewable electric power and the creation of cellulosic biofuels. Like other types of sorghum, high biomass types are seed propagated, and generally require less water and nitrogen fertilizer than Brazilian sugarcane and U.S.-grown corn. There are many similarities with sweet types and, in fact, some hybrids can be utilized for either purpose, depending on when they are planted and harvested, and how the crop is managed. Our current high biomass sorghum product line consists of improved hybrids developed through conventional and marker-assisted breeding. We are developing hybrids that offer, among other objectives, additional increases in biomass.

Switchgrass

Switchgrass is a perennial grass indigenous to North America that tolerates a wide range of environmental conditions and offers high biomass yield potential compared to many other perennial grasses and crop plants. It generally requires substantially less water and nitrogen fertilizer than corn, and can grow under semi-arid conditions. Like sorghum, switchgrass is seed propagated. As a perennial, switchgrass is generally not harvested for sale during the first year when the crop is being established. A properly managed stand of switchgrass may persist for a decade. However, we believe that producers will likely choose to upgrade to a new variety in approximately 5 to 7 years as new generations of switchgrass seeds with even higher yields or more desirable characteristics become available. Our current switchgrass products have demonstrated higher biomass yields on average over comparable varieties depending on the variety and trial location. In our development pipeline, we have switchgrass varieties that can offer additional increases in biomass, including the first hybrid switchgrass developed for bioenergy. These pre-commercial products represent an important step in switchgrass plant breeding and have shown significant yield increases over our current products.

Miscanthus

The Miscanthus genus includes several perennial species that have potential as dedicated energy crops. The variety adopted in the United States and Europe to date is a sterile hybrid of two miscanthus species. While biomass yields for this variety may exceed those of switchgrass within its region of adaptation, very large-scale production is not commercially feasible at this time due to prohibitive establishment costs and propagation speed. Through our collaboration with the Institute of Biological, Environmental, and Rural Sciences of Aberystwyth University in Wales, U.K., or IBERS, and the Sustainable Bioenergy Centre of the U.K.’s Biotechnology and Biological Sciences Research Council (BBSRC,) we are developing seed-propagated varieties that have the same high-yielding attributes of comparable vegetatively propagated miscanthus hybrids, yet with establishment costs and propagation speed more comparable to other energy crops. Extending the region of adaptation is another focus area.

Row Crops

Due to the conservation across species of mechanisms underlying traits, other crops can benefit from many of the biotech traits we have developed for energy crops. This provides us with an additional outlet for our technology and genes, and mitigates the cost and risk of trait development. We have chosen primarily to be a technology provider or a trait provider to companies in this sector, rather than a direct producer and marketer of seeds.

We have already generated many biotech traits specifically for cereal crops, such as rice, that increase grain yields and provide greater yield stability across environments. Some of these have demonstrated double-digit percentage yield increases in rice, relative to average annual yield improvements for grain of approximately 1%, as reported by Economic Botany. In rice, our drought tolerance genes have also outperformed a competitor’s biotech drought trait in research evaluations. We have inferred from the trial data that our drought genes could maintain grain and biomass yields under the type of drought conditions that commonly afflict crop production. Moreover, in India, rice evaluations completed in November 2013 have confirmed that certain of our genes provided improved yield stability under drought and other stress conditions. These genes are currently being introduced into breeding lines by our commercialization partner in India. In China, field evaluations of several our biotech traits in corn have demonstrated significantly higher grain yields under drought conditions. The company intends to seek out-licensing opportunities for certain of these traits in corn after further evaluations next year. Based on these and similar results, we believe we have an industry leading biotech trait technology pipeline, with applications in numerous crops.

Seed Production and Operations

The production of commercial-scale quantities of seeds requires the multiplication of seeds through a succession of plantings and seed harvests. For perennials, like switchgrass, an established stand can produce saleable seed for multiple years. Annual seed crops like sorghum are planted for each seed harvest. Healthy seeds can remain saleable for several years if stored under optimal conditions. We produce commercial seed either on leased land managed by us or with contract seed producers. In the United States, we receive, condition, treat, package and warehouse our seed grown in the northern hemisphere at our seed warehouse and order fulfillment center in Amarillo, Texas. We anticipate that we will be able to warehouse and process up to 8 to 10 million pounds of seed annually at this facility, or about 1.5 million or 2 million acres of commercial switchgrass or sorghum production.

In Brazil and other countries in South America, we contract with farmers to produce our seeds. In addition, we work with several third parties who have complete production and packaging capabilities to complement our own production capabilities. All of these seeds are processed, packaged and warehoused by third parties who are experienced in these functions. This method of production is able to supply enough seeds to plant up to 250,000 hectares of commercial sweet sorghum. In the event we begin to generate orders in this range, we plan to invest in our own facilities to be able to handle production amounts capable of planting 2 million or more hectares of commercial sweet sorghum.

Sales and Marketing

We market our seed varieties and traits under the trade name Blade Energy Crops, or Blade. We are positioning Blade in the marketplace as a premium brand that represents the latest technology in energy crops. As a result, we price our proprietary products based on their added value, and not on production costs. Our seed prices are determined based on a series of complex considerations, including the best alternative use of land and perceived added value to growers and mill owners. Our pricing philosophy is to share a portion of the added value we create with our customers. Our Blade sorghum seeds are priced by the hectare in Brazil and by seed count, or M (M=1,000 seeds), in the United States. Switchgrass seed is priced by pounds of pure live seed, a common measurement used for grass crops.

We sell and distribute our seed products directly to our customers, which have included ethanol mills, utilities, independent power producers, cellulosic biofuel companies, individual growers and grower cooperatives. We also work with technology providers and other industry participants such as equipment manufacturers, enzyme or fermentation technology companies, to encourage the use of our products. We believe that, compared to the corn or soybean seed industry, our sales force can be significantly smaller due to the more consolidated nature and more vertically integrated business models of the bioenergy industry.

In Brazil, our market development activities typically include field evaluations of our current and experimental sorghum products at individual mills and mill groups, or their suppliers. These generally small-scale evaluations provide new and prospective customers an opportunity to gain first-hand experience with our Blade sorghum as well as identify the best mix of seed varieties for their growing conditions and harvest timelines. For mills with greater experience with our sorghum products, we sell and supply various seed products to support larger, commercial-scale evaluations and uses.

For the 2013-2014 sorghum growing season in Brazil, we have offered leading mill groups the opportunity to participate in sales incentive and promotional programs. In connection with certain of these programs, we could incur costs representing a portion of some customers’ production costs. In certain cases, we will participate directly in, and may incur certain unreimbursed costs for seed, crop production and agronomy services during this season.

In the developing markets for cellulosic biomass and biopower, we are building our customer base primarily by forming collaborations with biorefineries, power generators and biomass users at their existing, planned and future facility locations. In the United States, these activities have typically included agronomy trials, harvest and handling evaluations, test conversions or burns, various post-harvest assays, and supply chain analysis. We conduct similar activities in Europe, although to a lesser extent than in the United States or Brazil at this time. In Europe, we are also working with local institutions to build brand recognition and to advance our research, especially in miscanthus, through our collaboration with IBERS and our membership with the U.K.’s Biotechnology and Biological Sciences Research Council (BBSRC).

Major Research Collaborations

Texas A&M University

In August 2007, we entered into an agreement with The Texas A&M University System, or Texas A&M, for the development and commercialization of high biomass sorghum, sweet sorghum and selected related crops as energy crops, together with the discovery of molecular markers for certain traits. The agreement was amended and restated in September 2011 and provides us with exclusive access to a highly regarded sorghum breeding program and the extensive sorghum genetics, breeding and genomics infrastructure of Texas A&M through September 2026. This agreement provides exclusive options and licenses to defined sorghum germplasm, elite sorghum breeding lines, parental lines, advanced hybrids and genomic markers. We fund the majority of the activities performed by Texas A&M pursuant to our Amended and Restated Sponsored Research Agreement, or the Sponsored Research Agreement. The specific research projects and budgets undertaken pursuant to such agreement will be determined by an Executive Committee comprised of two members from each of Texas A&M and us as set forth in the Sponsored Research Agreement. Ownership of intellectual property rights on results from the program work are allocated based on inventorship. Pursuant to our Sponsored Research Agreement and Amended and Restated Intellectual Property Rights Agreement, or the IP Rights Agreement, we have an option to obtain an exclusive world-wide commercial license to results of the program. Texas A&M has agreed not to conduct any activities in the field of our collaboration under an agreement which would grant rights to a third party during the term of our Sponsored Research Agreement. Our Sponsored Research Agreement expires in September 2026, unless terminated earlier pursuant to customary contract termination provisions or program inactivity. Our licenses on results of the joint program survive termination of the Sponsored Research Agreement and survive until, on a country-by-country basis, the expiration of all registered or patented intellectual property rights of Texas A&M covering the licensed line. Under the Sponsored Research Agreement, we were obligated to enter into good faith negotiations regarding our provision to Texas A&M of certain in-kind research support for Texas A&M’s use in performing project activities under the agreement. We satisfied this obligation by entering into a software license, use and access agreement with Texas Agrilife Research in April 2012, pursuant to which we provide them with up to two years of access to our proprietary Persephone genome viewer software, and by providing other relevant information.

We have entered into two exclusive world-wide license agreements with Texas A&M for sorghum lines. The terms of such exclusive license agreements provide that the licenses expire on a country-by-country basis upon the expiration of all registered or patented intellectual property rights of Texas A&M covering the licensed line. Pursuant to such agreements, we pay Texas A&M a royalty on sales of varieties developed using the licensed line at a rate that decreases from low double digits to low single digit rates as a percentage of sales when the licensed line is combined with lines from other sources to develop a variety. We also pay Texas A&M a royalty in the low double digits as a percentage of license income if we grant sublicenses and minimum royalties creditable against royalties on sales. Royalty rates for our current commercial varieties developed using lines licensed from Texas A&M are in the mid single digits as a percentage of sales. Minimum royalties payable to Texas A&M under these agreements escalate on a yearly basis and range from zero to $5,000 per year. We also bear reasonable expenses for intellectual property protection. Further, pursuant to our Amended and Restated Sponsored Research Agreement and Amended and Restated Intellectual Property Rights Agreement, we have an option to obtain an exclusive world-wide commercial license with the right to grant sublicenses to the inventions and sorghum lines resulting from our sponsored program. As of August 31, 2013, aggregate upfront license fees that have been paid or have become due to Texas A&M under these agreements have been $4,000. There are no milestone payments payable under our agreements with Texas A&M.

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

Institute of Biological, Environmental and Rural Sciences of Aberystwyth University

In April 2007, we entered into an agreement with IBERS for morphological characterization, genetic evaluation, and the development and commercialization of miscanthus species as an energy crop. This relationship provides us access to an extensive scientific research infrastructure and an exclusive world-wide license with the right to grant sublicenses to exploit commercially the results of our joint collaboration program, subject to paying IBERS a reasonable remuneration to be negotiated in good faith, including exclusive licenses to miscanthus germplasm, breeding lines and varieties produced by IBERS, except that IBERS has a non-exclusive license in the United Kingdom to varieties resulting from the joint program. We use our expertise in genomics-based technologies and plant breeding to expand the miscanthus breeding program at IBERS. Our funding commitments under this agreement are determined jointly with IBERS on a project basis. All germplasm and plant varieties resulting from the joint program are jointly owned by us and IBERS, while the ownership of other intellectual property rights is allocated based on inventorship, except that IBERS inventions resulting from projects to which we provide a certain financial contribution are jointly owned. Unless otherwise agreed, license agreements for released varieties will be based on a model license agreement, the duration of which will be until the expiration of the intellectual property rights covering the variety in a given jurisdiction, or in those jurisdictions in which the licensed variety is sold but no such intellectual property rights are obtained, until the tenth anniversary of the first sale of such variety in such jurisdiction. Pursuant to the model license agreement, we have agreed to pay royalties based on sales that range from low to mid single digits as a percentage of sales and royalties on license income at rate to be negotiated. To date, we have not entered into any specific license agreements with IBERS. IBERS has agreed not to collaborate with or perform any activities for the benefit of or grant any rights to third parties in the field of miscanthus without our prior written consent, subject to certain exceptions. This agreement expires on March 31, 2022, unless terminated earlier pursuant to customary contract termination provisions or under certain circumstances, for example if either party ceases substantially all activities in miscanthus, or if no active collaborative research projects exist for more than two years. We have entered into a collaboration agreement with IBERS and certain other U.K. academic and commercial entities pursuant to which certain research and development activities covered by our original collaboration agreement with IBERS have been integrated into a collaborative project involving these parties. The collaboration project benefits from funding by certain U.K. government agencies, however, we anticipate that we will continue to fund our obligations at current levels including providing some of our ongoing activities as contributions in kind. This arrangement does not involve any significant modification to our intellectual property and commercialization rights as set forth in our original collaboration agreement with IBERS. There are no upfront license fees, milestone payments or minimum royalties payable under our agreement with IBERS.

Chinese Academy of Agricultural Sciences

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

Research Activity Costs

At August 31, 2013 the future minimum payments under the Company’s research collaboration agreements are as follows:

(in thousands)
2014	$3,041
2015	2,977
2016	2,966
2017	613
$9,597

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

Intellectual Property

We seek to protect our plant genes, traits, energy crop germplasm and other technology and know-how under patent, plant variety protection, plant breeders’ rights, copyright, trademark and trade secret laws. Protection of products, technology and trade secrets is also maintained using confidential disclosure agreements entered into by our employees, consultants and potential and actual third party collaborators. From time to time, we align our intellectual property strategy and portfolio with our business objectives, which since November 2012, has resulted in a reduction in the total number of issued patents, exclusively licensed rights to patents and pending patent applications. As of November 15, 2013, we owned or had exclusive licensed rights to approximately 85 issued patents and approximately 120 pending patent applications in the United States and in various foreign jurisdictions. The patents for Ceres-developed inventions are set to expire beginning in 2020. Our patents or patent applications generally relate to compositions of matter for DNA and protein sequences, plants and plant parts, methods of improving plants and seed products. In addition, we hold numerous applications for patents, Plant Variety Protection certificates and plant breeders’ rights for our commercial varieties, hybrids and inbreds, as well as for methods for the improvement, propagation, production, and use of dedicated energy crops. Our filings in foreign jurisdictions, such as Europe and Brazil are generally targeted to the products we plan to offer in those respective markets. We continue to file new patent applications, for which terms generally extend 20 years from the filing date in the United States. The duration of plant variety protection and plant breeder’s rights protection varies among jurisdictions, e.g., the duration is 20 years from issue in the United States, 25 years from filing in Europe, and 15 years from grant of a Provisional Certificate of Protection in Brazil. Our registered and pending trademarks in the United States and in selected foreign countries include Ceres, The Energy Crop Company, Blade Energy Crops, Blade and Skyscraper.

Government Grant Awards

Grant awards help mitigate the costs and risks of developing new products and have historically allowed us to broaden the scope and speed of our research and development activities. Over the past five years, we have received several grants from the DOE, the USDA, the USAID, and the joint USDA/DOE BRDI program as well as state-level grants. These have allowed us to investigate the use of our biotech traits for increased yield, nitrogen use efficiency, flowering regulation, improved carbon sequestration, drought and salt tolerance, and enhanced biochemical conversion in crops. Our grant revenue totaled $2.4 million in the fiscal year ended August 31, 2013.

Significant Customers

For the fiscal year ended August 31, 2013, Syngenta, ARPA-E, USAID and Campbell Soup Company represented 22.5%, 21.2%, 20.2% and 14.5% of our revenues, respectively.

Competition

The renewable energy industry is rapidly evolving and new competitors with competing technologies are regularly entering the market. We expect to face competitors on multiple fronts. First, we expect to compete with other providers of seed and vegetative propagation materials in the market for sweet sorghum, high biomass sorghum, switchgrass and miscanthus. We anticipate that as the market develops and our products gain market acceptance, additional competitors will be attracted to this opportunity and produce their own seed varieties. Second, we believe that new as yet unannounced crops will be introduced into the renewable energy market and that existing energy crops will attempt to gain even greater market share. Existing crops, such as corn, sugarcane and oil palm trees, currently dominate the biofuels market. Based on our experience with current and potential customers, we believe the primary competitive factors in the energy crop seed industry are yield, performance, scale, price, reliable supply and sustainability.

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

U.S. Regulatory Process for Our Biotechnology Products

Under the Plant Protection Act of 2000, regulatory approval is required before the introduction, including the environmental release, interstate movement, and importation, of certain genetically engineered organisms, including many of our biotechnology products. The primary U.S. regulatory agency overseeing field testing and deregulation for commercialization of our biotechnology products is the United States Department of Agriculture, or USDA. Should our products intended for the U.S. market include herbicide-tolerance or pesticidal traits, they would fall under the additional regulatory oversight of the Environmental Protection Agency, or EPA. Moreover, review by the Food and Drug Administration, or FDA, would be required for our biotechnology products should they be intended for food or animal feed uses.

The Biotechnology Regulatory Services, or BRS, within the USDA’s Animal and Plant Health Inspection Service, or APHIS, has direct oversight of the field-testing and deregulation of our biotechnology products. In the typical product development process for regulated biotechnology traits, approval by APHIS initially is required for field testing of a new product. In determining whether to grant a permit and what conditions to impose, APHIS considers any possible impacts of the field test on the environment and any endangered or threatened species. The permitting process for the establishment of initial field tests typically ranges from two to four months, but can be significantly longer for novel products or circumstances. If successful, APHIS authorizes field testing for a period in a specific location. As of November 15, 2013, we have been granted permits for field trials of certain of our biotechnology products in development in four field test locations, located in Arizona, Georgia, Tennessee and Texas. We are currently trialing, or intend to trial, several biotech traits in switchgrass, miscanthus and sorghum.

We must petition APHIS to deregulate certain of our biotechnology products before being able to commercialize the product. The petition process is a multi-year process that varies based on a number of factors, including the extent of the supporting information required, the nature and extent of review by APHIS, including the type and scope of the environmental review conducted, and the number and types of public comments received. Deregulation of a product is not a guaranteed outcome when a petition to deregulate a biotechnology plant is submitted to APHIS. Assuming these averages, we believe that we could introduce our first biotech trait or traits to the market in 2018 at the earliest.

Some of our biotechnology products are not regulated by APHIS. For instance, since April 2012, at our request, APHIS confirmed to us that, based on our description of the origin and development of one of our high-yield traits, certain experimental switchgrass lines were not regulated articles. We believe that the ruling from APHIS will make it more cost-effective for us to develop this trait in energy crops. As a member of the Excellence Through Stewardship organization, we continue to follow standard stewardship procedures for field evaluations of this trait. These switchgrass lines may still be subject to other applicable regulatory authorities such as EPA and FDA.

Brazilian Regulatory Process for Our Biotechnology Products

In Brazil, the approval of biotechnology products is regulated by the National Technical Commission of Biosafety, Comissão Técnica Nacional de Biossegurança, or CTNBio, under the Ministry of Science and Technology. Members of CTNBio include specialists with scientific and technical knowledge, ministerial representatives of the federal government and specialists from other areas, such as consumer defense and family farming, that meet regularly to review applications. CTNBio has developed guidance describing the information required as part of an application for commercial approval of a biotechnology product. Once an application is submitted it is analyzed by a team of reviewers who then present the application to the broader committee for a decision. The review team or the committee can request additional information from the applicant. The application process is generally an iterative process with the applicant providing additional data for review and consideration at subsequent meetings until all the reviewers’ and the committee’s questions have been resolved. During the review process, CTNBio will evaluate the need for further environmental impact assessments. CTNBio may conduct public hearings on certain products to seek additional input. Prior to commercialization, biotechnology products must also be approved by the National Biosafety Council, or CNBS, which reviews any socio-economic aspects or national interests that may be implicated. In March 2012, we received a Certificate of Quality in Biosafety from CTNBio, which allows us to submit requests to import and evaluate plants with traits developed through biotechnology at our plant breeding facility in Centralina, Minas Gerais. At present, we have not obtained approval in Brazil for field trials of our biotech traits in sorghum, however, we are conducting such field trials in the U.S. Our current commercial product offerings in Brazil do not include biotech traits, therefore, and are not subject to CTNBio oversight.

European Regulatory Process for Our Biotechnology Products

The European Union, or EU, has established a legal framework for activities involving what it describes as “genetically modified organisms,” or GMOs, and some of our biotechnology products will fall within the scope of this legislation. Development field trials and commercial introduction are governed by European Directive 2001/18/EC on the introduction into the environment of GMOs. This Directive requires activities with GMOs in the open environment to obtain a mandatory approval before the activity can be initiated and provides principles for environmental risk assessment and evaluation of the risk assessment by independent expert panels. The procedure for field trials requires submission of an application substantiated with scientific information to the national authority of the Member State within whose territory the experimental release is to take place. This authority will typically request the advice of a national expert panel and decide whether the trial can proceed, possibly with additional conditions. While the procedure is harmonized, there are differences among Member States. The European Commission and Member States review and adapt the GMO framework regularly. Several scientific advisory bodies, most prominently the European Food Safety Authority, update their guidance notes and recommendations on data requirements. Finally, the political acceptance of biotech traits crops is known to differ considerably between Member States and between consecutive governments in a Member State. Therefore, it is not possible to predict the outcome of any application made in the EU. We are not currently subject to the GMO oversight as our current product offerings in the EU do not include biotechnology products. However, we do anticipate introducing biotechnology products in the EU in the future.

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

Seed and Plant Variety Registration. Seed and plant variety registration provides an organized system for protecting seed and plant variety owners as well as growers from misleading marketing practices. Registration of seed and plant varieties is voluntary in the United States under the Federal Seed Act. Applicants must attest that their product is phenotypically unique; that is, verifiably different from varieties that currently exist in the market. A similar system exists in Brazil, the European Union and many other countries; however, the registration process itself may be more regulated, and is sometimes required prior to the commencement of seed sales. In Brazil, sweet sorghum requires two seasons of trial data to be registered, which must be completed prior to the commencement of sales. We have received the necessary governmental variety registrations for the sweet sorghum varieties we are marketing in Brazil. Similarly, in the European Union, two years of field trials with a national authority are typically required to receive registration. Registration is required prior to the commencement of sales for new sorghum seed varieties; there is no registration requirement for switchgrass or miscanthus at this time.

Regulation of Laboratory and Greenhouse Activities. The use of genetically engineered organisms in laboratory and greenhouse facilities is subject to rules intended to ensure that such organisms are handled safely and do not pose an unacceptable risk to human health or the environment. Our current biosafety level requires a low level of containment for experiments involving our plants with biotechnology traits. In addition, our laboratory and field activities inherently involve the use of potentially hazardous materials, which are subject to health, safety and environmental regulations. Our infrastructure, procedures and equipment are designed to meet our obligations under these regulations. We perform recurring internal and third-party audits and provide employees ongoing training and support, as required.

Employees

As of November 15, 2013, we had 85 full-time employees. We consider our employee relations to be good. None of our U.S. employees are represented by a labor union or collective bargaining agreement. We expect the number of employees to decrease by ten positions in the U.S. during the first nine months of fiscal year 2014 as we complete our previously reported workforce reductions, which commenced on October 11, 2013.

About Ceres

We were incorporated in Delaware in March 1996 under the name Ceres, Inc. Our principal offices are located at 1535 Rancho Conejo Blvd., Thousand Oaks, CA 91320 and our telephone number is (805) 376-6500. Our website address is www.ceres.net. We do not incorporate the information on our website into this Annual Report on Form 10-K.

Available Information

We file or furnish periodic reports, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at (800) SEC-0330 or by sending an email to the SEC at publicinfo@sec.gov. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our reports, proxy statements and other information are also made available, free of charge, on our investor relations website at http://investor.ceres.net as soon as reasonably practicable after we electronically file such information with the SEC. References to our corporate website address in this Annual Report on Form 10-K are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

Item 1A. Risk Factors

Risks Related to Our Business

We have a history of net losses; we expect to continue to incur net losses and we may not achieve or maintain profitability.

With the exception of the fiscal years ended December 31, 2003, 2005 and 2006, we have incurred net losses each fiscal year since our inception. As of August 31, 2013, we had an accumulated deficit of $274.6 million. We expect to incur additional losses for at least the next several years as we continue to invest in our research and development programs, develop new products and move forward with our commercialization activities. The extent of our future net losses will depend, in part, on our product sales growth and revenue from collaborations and government grants, and on the level of our operating expenses. To date, substantially all of our revenue has been derived from collaboration agreements and government grants, and we have had very limited revenue from seed sales. Over the next several years, we expect our revenue will shift from being derived primarily from collaborations and government grants to product sales. However, due in part to the variability of the yields achieved in the 2012-2013 season in Brazil and the slower than expected development of the market for cellulosic biofuels and biopower, we expect product sales to grow more modestly than originally anticipated. For instance, we believe it will require at least two growing seasons to achieve the yield ranges required for broad adoption of our seed products in Brazil. Our ability to generate future revenue will depend upon our ability to meet our obligations under our collaborations and government grants, to enter into new collaborations or out-licensing agreements and to successfully commercialize our products. The market for seeds for dedicated energy crops is relatively new and still developing and our success in generating revenue from product sales depends in large part on the success of our sweet sorghum products in Brazil and in the future on the adoption of other dedicated energy crops as a biomass feedstock. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our products are in the early stages of commercialization and we have generated minimal sales from our products.

Our existing products are in the early stages of commercialization and our efforts to commercialize our products may not be successful. Our product sales for the years ended August 31, 2013 and August 31, 2012 were minimal and were derived mainly from sales to third parties that were evaluating our products. We began selling seeds in the Brazilian market in November 2011 and in the U.S. in 2009. To date, we have sold approximately $1.5 million of our commercial products in the aggregate. If we are not able to bring our existing products or new products with significant commercial potential to market in a timely manner, we will not be successful in building a sustainable or profitable business.

Our largest immediate commercial opportunity is the Brazilian ethanol market, where we have only completed a few seasons of evaluations and commercial-scale production of our sweet sorghum products.

Since 2010, we have completed various commercial-scale evaluations of our sweet sorghum products in Brazil with ethanol mills and mill suppliers. During this time, various plantings suffered from reduced yields due wholly or in part to weather, soil conditions, planting and harvest timing, product adaptation, failure to follow our crop management recommendations or other causes. To the extent that the results of these plantings wholly or in part do not meet our collaborators’ expectations, we may experience a significant delay in commercializing our sweet sorghum products in Brazil. Moreover, lower than expected yields could discourage the mill owners that planted our seeds from planting our seeds again, at similar or greater scale, and discourage other mill owners from trying our sweet sorghum products. For example, total plantings of our sorghum products are expected to cover approximately 1,000 hectares for the 2013-2014 sorghum growing season and covered approximately 3,000 hectares for the previous season, both of which are less than we originally anticipated. The future success of our “drop-in” sweet sorghum products in Brazil will depend on mill owners’ ability or willingness to devote proper resources, including land, to our products and the timing of planting and harvesting of our sweet sorghum products. The decision to devote land and resources to a particular crop is dependent on many factors, some of which are outside of our control. To the extent that our sweet sorghum products do not result in expected yields, we may have difficulty convincing sugarcane-to-ethanol mill owners to purchase or trial our current and future sweet sorghum products.

The markets for our dedicated energy crops are not well established and may take years to develop or may never develop and our growth depends on customer adoption of our dedicated energy crops.

We sell proprietary seeds to produce dedicated energy crops for the renewable energy market, which is not well established and is evolving. Although our sweet sorghum products are targeted for use as a feedstock to produce ethanol, ethanol has historically been produced from corn in the United States and sugarcane in Brazil and we will need to continue to demonstrate on a commercial scale that sweet sorghum can reliably be used as a cost-efficient feedstock for ethanol production. To date, we have demonstrated on a limited scale that our products can achieve economically attractive yields within their area of adaptation, provided that our crop management protocols are followed and plantings receive adequate rainfall; however, further optimizations and additional hybrids will be needed to consistently achieve economically attractive yields across wide-area plantings. Based on industry feedback, we believe that minimum average yields in the range of 2,500 to 3,000 liters of ethanol per hectare will be necessary to achieve broad adoption. We believe that at least two growing seasons will be required to fully demonstrate this yield range. Cellulosic biofuels have been produced on a limited scale from woody biomass, such as wood chips, or agricultural residues, and we will need to demonstrate on a commercial scale that biomass grown from our seed products, including switchgrass and high biomass sorghum, can be used as cost-efficient feedstock for the production of biofuels, biopower and other bio-based products.

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

As part of our product development activities and customer support, we provide agricultural producers and biomass procurers with information and protocols regarding the establishment, management, harvest, transportation and storage of our energy crops for use in bioenergy. In addition to seed selections, such crop management recommendations may include equipment selection, planting and harvest timing, application of crop protection chemicals or herbicides and storage systems. However, during the last two growing seasons in Brazil, variability in yield was due in part to deviations from our recommended crop management practices. As a result, in certain cases, we participated directly in, and have incurred certain unreimbursed costs for, seed, crop production and agronomy services in Brazil. While some of our crops, such as sorghum and switchgrass, have been grown for other uses, the crop management practices required for energy crop production are still new and are evolving. Our general or specific protocols may not apply to all circumstances, may not be sufficient, or may be incorrect, leading to reduced yields, crop failures or other production problems or losses by our customers or collaborators. Such failures may harm our customer or collaborator relationships, our reputation and our ability to successfully market our products, and may lead to liability claims against us. Further, the use of our seeds may require a change in current planting, rotation or agronomic practices.

Methodologies and assumptions for calculating ethanol yields per hectare, a key performance metric among our mill customers in Brazil, are not standardized and therefore subject to greater variation and interpretation than results from a controlled environment.

Mills use a variety of measurements and a complex formula to determine ethanol yields per hectare, which we believe is a key metric in determining the profitability of sweet sorghum and its relative attractiveness to other competing opportunities. When calculating ethanol yield per hectare, mills consider the number of metric tons of sweet sorghum biomass per hectare and the amount of fermentable sugars per metric ton to determine the volumes of ethanol that can be produced. Methodologies and assumptions used in these calculations can vary, and are therefore subject to greater variability than a controlled environment. In addition, methodologies and assumptions commonly utilized in sugarcane-to-ethanol production have been shown to underestimate actual ethanol yields from sweet sorghum. Should mills rely upon methodologies and assumptions that underreport actual ethanol yields per hectare, our products may be disadvantaged, and we may have difficulty convincing mills or their suppliers to purchase or trial our current and future sorghum products.

Our sales incentive and promotional programs for the 2013-2014 season in Brazil may result in costs in excess of our seed sales revenue.

For the 2013-2014 sorghum growing season in Brazil, we have offered leading mill groups the opportunity to participate in sales incentive and promotional programs. In connection with certain of these programs, we could incur costs representing a portion of some customers’ production costs. While we believe that this program will facilitate the adoption of our products in Brazil, and our own experimental results lead us to believe that our new generation of hybrids will meet or exceed our performance targets, we have limited experience with the performance of these products at a large scale as well as what level of yield shortfalls to expect across wide area plantings, which are subject to the vagaries of weather and the environment. During the previous 2012-2013 season in Brazil, crop management services performed under our promotional programs totaled $1.7 million, which was greater than our product sales in Brazil. An additional net loss in revenue from Brazil seed sales could cause the perception that our commercial plantings were unsuccessful, and adversely affect our ability to sell seed of our sweet sorghum products in following seasons. Moreover, customers may insist that we repeat these sales incentive and promotional programs in future seasons, exposing us to ongoing costs.

Our biotech products are not yet available for commercial use.

Our business strategy going forward includes the introduction of crops with genetically engineered, or biotech, traits. The commercial development of biotech traits in commercial crops is a multi-year process. Following transformation, when the selected gene is inserted in a target crop, the resulting plants are evaluated in the greenhouse for one to two years, and then in the field to confirm results for two to four years. Following field trials, specific gene-trait combinations are typically selected and, if required, submitted for regulatory approval, or deregulation, which has historically been a multi-year process in the United States and Brazil. Assuming these averages, we believe that we could introduce our first regulated biotech trait or traits to the market in 2018 at the earliest. By contrast, our existing sweet sorghum, switchgrass and high biomass sorghum products have all been created through the use of conventional and marker-assisted breeding. As a result, even if these products are successfully sold and adopted by customers, they do not necessarily demonstrate our ability to successfully develop, market and sell biotechnology products. If we are not able to bring our existing products or new products with significant commercial potential to market in a timely manner, we will not be successful in building a sustainable or profitable business.

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

We and our collaborators and potential customers are currently conducting field trials of our products in various geographies around the world. We have limited control over field trials that are conducted by third parties and are dependent on their ability to follow our suggested protocols. There are various reasons these trials may fail to succeed, including weather, disease or pests, planting our seeds too late in the growing seasons or the incorrect use of fertilizers, and we have in the past conducted trials that we believe failed to fully meet the expectations of our collaborators. Statements by our collaborators or potential customers about negative field trial experiences could harm our reputation and the decision by these parties not to proceed with large-scale trials or seed purchases based on negative results could harm our business, revenue and profitability.

Environmental factors, including weather, moisture, and pest infestations, may negatively affect the crops grown from our seeds or our seed inventories.

The plants grown from our seeds are subject to the vagaries of the weather and the environment, either of which can reduce crop yields. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornados, freezing conditions, drought, fire or other natural disasters, can affect the timing of planting or harvesting and the acreage planted, as well as yields. The effects of disease, pests, fungi, bacteria and insect infestations can also be unpredictable and devastating to crops, potentially rendering all or a substantial portion of the affected harvests unsuitable for use. In addition, our crops and harvests may be adversely affected by climate change resulting from global warming, including changes in precipitation patterns and the increased frequency of extreme weather events. Each of these weather and environmental factors affects geographic regions differently. Should these or other environmental factors adversely affect the crops grown from our products, growers may be unable or unwilling to purchase our seeds or they may choose to purchase other seeds deemed better adapted to the particular climatic or environmental conditions they are facing. For example, South-Central Brazil experienced a significant drought during the 2011-2012 growing season, which resulted in reduced yields and increased variability in the performance of our sweet sorghum products. This experience adversely affected the demand for our seeds.

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

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the year ended August 31, 2013 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that sales of our seeds in Brazil will typically be higher in our first and second fiscal quarters, due to the timing of the planting decisions made by our customers. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible that we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

A decline in the price of petroleum-based products may reduce the demand for many of our products and adversely affect our business.

We believe that some of the projected demand for renewable alternatives to fossil fuels is a result of the high cost of oil and petroleum. We anticipate that most of our product sales will be driven by the demand for alternatives to petroleum-based products. If the price of oil falls, and periods of lower oil prices are sustained, demand for biofuels or other bio-based products could also decline. Declining oil prices, or forecasts of a future decline in oil prices, may adversely affect the prices for renewable energy products and the prices we can obtain from our potential customers or cause potential customers to not buy our products, which could materially and adversely affect our operating results. We believe that our market opportunity to sell sweet sorghum seeds in Brazil is based, at least in part, on the shortages Brazil has encountered in producing sufficient quantities of sugarcane-based ethanol to satisfy local demand. We cannot predict whether these shortages will be sustained or whether the Brazilian market will experience periods of ethanol shortages in the future.

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

Because of the length of time it takes to produce commercial quantities of seeds, we must make seed production decisions well in advance of product bookings. For example, we must determine our expected demand for our sweet sorghum varieties approximately six months in advance of delivery, on average, while growers or mill operators make seed purchase decisions sometimes as late as 30 days in advance of planting. Our ability to accurately forecast demand can be adversely affected by a number of factors outside of our control, including changes in market conditions, environmental factors, such as pests and diseases, and adverse weather conditions. A shortfall in the supply of our products may reduce product sales revenue, damage our reputation in the market and adversely affect customer relationships. Any surplus in the amount of seed we have on hand, may negatively impact cash flows, reduce the quality of our inventory and ultimately result in write-offs of inventory. For example, during fiscal year ended August 31, 2013, we recorded expenses of $2.2 million for obsolete seed inventory relating to our sweet sorghum products. Any failure on our part to produce sufficient inventory or overproduction of a particular product could harm our business, results of operations and financial condition. Additionally, our customers may generally cancel an order or request a decrease in quantity at any time prior to delivery of the seed, which may lead to a surplus of our products. Even after delivery, a customer may occasionally return our seeds.

The performance of our sweet sorghum products in Brazil may be adversely affected by delays to the start of the Brazilian ethanol production season.

Once a mill begins to crush sugarcane or other feedstock, it generally seeks a continuous supply of the feedstock to run its mill without interruption until the feedstock is depleted. Our sweet sorghum is intended to be used as a season-extending crop. Should the sugarcane harvest season be delayed due to weather or other factors, a mill may choose to delay the harvest of sweet sorghum to avoid the downtime caused by a supply gap between a season-extending crop like sweet sorghum and sugarcane, which occurred during the 2011-2012 and 2012-2013 seasons. Since our sweet sorghum grows quickly and maintains its peak sugars for one to two weeks, depending on growing conditions, delays in harvesting beyond this time period may result in lower sugar volumes per hectare as well as other potential production issues as mature plants begin to decline and may lodge, a condition where the stems bend or break. Such issues could impact growers’ perception of the quality or usefulness of our products and, as a result, their willingness to purchase these products from us in the future.

Our product development efforts use complex integrated technology platforms and require substantial time and resources to develop and our efforts may not be successful or the rate of product improvement may be slower than expected.

The development of successful agricultural products using complex technology discovery platforms such as ours requires significant levels of investment in research and development, including field testing, to demonstrate their effectiveness and can take several years or more. For the fiscal year ended August 31, 2013, we spent $16.4 million on research and development. We intend to continue to spend significant amounts on research and development in the future to continue to improve the performance of our products. Our substantial investment in research and development may not result in significant product revenues, particularly over the next several years. To date, companies have developed and commercialized relatively few dedicated energy crops, and no dedicated energy crops with biotech traits.

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

We produce commercial seed either on leased land managed by us or with contract seed producers. Our primary production sites are located in the United States and Brazil. We also multiply seeds in other countries in North and South America. In order to meet increased demand for our seeds, we will need to enter into additional land leases or arrangements with contract seed producers. If we need to engage contract seed producers, we may not be able to identify suitable producers in a specific region and if we do, we do not know whether they will have available capacity when we need their production services, that they will be willing to dedicate a portion of their production capacity to our products or that we will be able to enter into an agreement with them on acceptable terms. If any contract seed producer that we engage fails to perform its obligations as expected or breaches or terminates their agreements with us, or if we are unable to secure the services of such third parties when and as needed, we may lose opportunities to generate revenue from product sales.

We are at the beginning stages of developing our Blade brand and we have limited experience in marketing and selling our products and will need to expand our sales and marketing infrastructure.

We are in the beginning phases of building brand awareness for our dedicated energy crops. To date, we have had limited experience selling our products. We currently have limited resources to market and sell our products on a commercial-scale across various geographic regions. As of November 15, 2013, our sales and marketing and business development departments together had six full-time employees. Developing our sales and marketing infrastructure and gaining the necessary expertise will require that we hire additional sales and marketing personnel, which could take longer than we expect and may require significant resources. We may be unable to grow our sales and marketing or business development infrastructure to adequately cover the geographic regions where we see the most opportunity, which could slow the adoption of our products and the growth of product revenue.

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

The market for renewable energy in the United States is heavily influenced by government subsidies, economic incentives and tax credits and other regulatory initiatives that impact the production, distribution and adoption of renewable energy products. For example, the United States Renewable Fuel Standard program, or RFS, currently calls for 17 billion gallons of the liquid transportation fuels sold in 2013 to come from renewable biofuels. The U.S. Energy Independence and Security Act of 2007 increases the volume of renewable fuel required to be blended into transportation fuel to 36 billion gallons per year by 2022. Of this amount, the RFS currently states that 16 billion gallons of renewable biofuels used annually by 2022 must be cellulosic biofuel, such as could be created by our switchgrass product. The RFS has been modified in the past and may be modified again in the future. In the United States, the administrator of the Environmental Protection Agency, or EPA, in consultation with the Secretary of Energy and the Secretary of Agriculture may waive certain renewable fuel standards to avert economic harm or in response to inadequate supply. The administrator of the EPA is also required to reduce the mandate for cellulosic biofuel use if projected supply for a given year falls below a minimum threshold for that year. For example, because the supply of cellulosic biofuel was projected to be very limited in 2013, the EPA determined that the final volume standard for cellulosic biofuel for 2013 was six million gallons, well below the 1 billion gallon volume requirement target originally specified in the Energy Independence and Security Act. Any reduction in, or waiver of, mandated requirements for fuel alternatives may cause demand for renewable biofuels to grow more slowly or decline. Our business strategy in the United States is based, in part, on these standards remaining in place. Waivers of, or reduction in, the RFS or similar mandates, could have a material adverse effect on our ability to successfully grow demand for our cellulosic feedstock products in the United States.

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

Before the USDA will review and deregulate our biotechnology products subject to regulation, the USDA requires us to obtain permits to plant and test these products, and there are similar permitting requirements in Brazil. In determining whether to grant a field test permit and what conditions to impose, regulators consider any significant impacts that field tests may have on the environment and on endangered or threatened species. In the United States, the permitting process for the initial field tests typically ranges from two to four months, but this time period can be significantly longer for novel products or circumstances. There can be no assurance that we will not encounter material delays in the future as we test new biotechnology products. While to date our permits for our U.S. field trial locations have been obtained with minimal delays, we have not yet obtained approval for our first import and field trial permit request for several traits for sweet sorghum in Brazil. If we are not able to obtain the necessary field test permits or if there are significant delays in the permitting process, the commercialization of our products may be delayed or prevented and our business and results of operations may be adversely affected. A prolonged delay in the regulatory process could adversely affect our ability to generate product revenues.

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

Economic conditions in the United States, Brazil and Europe could adversely affect our efforts to achieve profitability. The purchasing decisions of utilities, mill operators, growers and other potential customers, and their ability to timely pay for our products, are impacted by their economic health. We may have to extend credit to our customers for our seed products or for certain planting and crop management services that we may provide from time to time. For instance, during the 2013-2014 sweet sorghum productions season, we may extend credit to participants in certain of our sales incentive and promotional programs in Brazil. These credit practices may expose us to credit risk of utilities, mill operators and growers and other potential customers, and combined with the seasonality of our sales, make us dependent on our ability to fund our working capital requirements through other means. If the current difficult economic conditions continue or worsen, the economic health of our customers and potential customers could further deteriorate.

Our activities are currently conducted at a limited number of locations, which makes us susceptible to damage or business disruptions caused by natural disasters.

Our headquarters and certain research and development operations are located at a single facility in Thousand Oaks, California. We have two main breeding locations, one in Brazil and the other in the Northern Hemisphere, with additional breeding and agronomy trials situated in select locations across the world. Our seed production takes place primarily in the United States and Puerto Rico, as well as Bolivia and Brazil. Warehousing for seed storage is located primarily in Texas and the state of São Paulo, Brazil. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of critical research results and computer data. However, a natural disaster, such as a hurricane, fire, flood, tornado or earthquake, could cause substantial delays in our operations, damage or destroy our equipment, inventory or development projects, and cause us to incur additional expenses.

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

Any restructuring actions and cost reduction measures that we undertake may not deliver the expected results and these actions may adversely affect our business.

On October 11, 2013, we commenced a plan intended to further align our expenditures with our near-term commercial opportunity in Brazil, shift Northern Hemisphere sorghum breeding activities to a more appropriate location, deemphasize research and development for U.S. cellulosic feedstocks, reduce costs and conserve cash. These measures included a workforce reduction that will impact 17 positions in the U.S. by May 31, 2014. These measures and their implementation may interfere with our ability to achieve our business objectives, may be difficult to manage and may increase the likelihood of turnover of other key employees, all of which may have an adverse impact on our business. In addition, we cannot be sure that the cost reduction initiatives will be as successful in reducing our overall expenses as expected or that additional costs will not offset any such reductions. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer. We continue to review our cost structure and may implement further restructuring or cost saving initiatives in the future.

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

We will continue to need capital to fund our research and development projects and to provide working capital to fund other aspects of our business. We believe that our existing cash and cash equivalents and marketable securities will provide adequate resources to fund our operations, including research and development expenses, planned capital expenditures and working capital requirements for the next 12 to 15 months. In order to fund our operations beyond that time, we believe we will need to raise additional funds. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we are able to raise additional debt financing, we may be subject to restrictive covenants that limit our operating flexibility. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses to our technology on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute on our business strategy or continue our business.

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

As of August 31, 2013, we had approximately $223.2 million of federal, $152.7 million of state and $14.6 million of foreign net operating loss carry-forwards available to offset future taxable income, if any, which expire in varying amounts from 2018 through 2033 for federal tax purposes and from 2014 through 2033 for state tax purposes if unused. The carry-forward period for the foreign net operating loss is indefinite. It is possible that we will not generate taxable income in time to use these loss carry-forwards before their expiration. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carry forwards, or NOLs, to offset future taxable income. We have not completed a Section 382 analysis to determine if an ownership change has occurred. Until such analysis is completed, we cannot be sure that the full amount of the existing NOLs will be available to us, even if we do generate taxable income before their expiration.

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

Should any of our competitors have filed patent applications prior to March 16, 2013 or obtain patents based on patent applications filed before March 26, 2013 that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention and, thus, the right to a patent for these inventions in the United States. Such a proceeding could result in substantial cost to us even if the outcome is favorable. Even if successful on priority grounds, an interference proceeding may result in loss of claims based on patentability grounds raised in the proceeding. If we become involved in litigation or interference proceedings declared by the U.S. Patent and Trademark Office to defend our intellectual property rights or as a result of alleged infringement of the rights of others, or oppositions or other intellectual property proceedings outside of the United States, we might have to spend significant amounts of money to resolve such matters. We are aware of a significant number of pending patent applications relating to biotechnological traits or technologies in various crops filed by third parties.

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

Risks Related to Ownership of our Common Stock

The price of our common stock may be volatile which may cause the value of our common stock to decline.

Our stock price may be subject to wide fluctuations in response to the risk factors listed in this report and others beyond our control, including:

•	actual or projected fluctuations in our financial condition and operating results;

•	our cash and cash equivalents position;

•	actual or projected changes in the rate of adoption of our sorghum products in Brazil;

•	actual or projected fluctuations in our competitors’ financial condition or operating results;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	announcements by us, our collaborators or competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the entry into, modification or termination of collaborative arrangements;

•	changes in our customer base;

•	additions or departures of key management or other key personnel;

•	competition from existing products or new products that may emerge;

•	issuances of new or updated research reports by securities or industry analysts;

•	fluctuations in the share prices of companies perceived by investors to be comparable to us;

•	fluctuations in the size of our public float or trading volume;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, the countries in which we source our germplasm, and our ability to obtain patent protection for our technologies;

•	disputes or other developments relating to genetically engineered products, including claims of adventitious presence or environmental harm;

•	changes in existing laws, regulations and policies applicable to our business and products, including the United States Renewable Fuel Standard program, and the adoption or failure to adopt additional carbon emissions regulations;

•	announcements or the expectation of raising additional financing;

•	sales of our common stock by us, our insiders or other stockholders;

•	general market conditions in our industry; and

•	general economic conditions, including the impact of the recent financial crisis.

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

The trading price of our common stock could decline as a result of sales of a large number of shares of our common stock in the public market. The perception that these sales could occur may also depress the trading price of our common stock. As of November 15, 2013, we had 25,224,269 shares of common stock outstanding. Certain stockholders owning a majority of our outstanding shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States. In addition, certain stockholders, including stockholders owning a majority of our outstanding shares as well as current and former employees, are eligible to resell shares of common stock in the public market under Rule 144, which, in the case of our affiliates, would be subject to volume limitations and certain other restrictions under Rule 144. We have also registered 3,881,155 shares of common stock previously issued or reserved for future issuance under our equity compensation plans and agreements. Subject to the satisfaction of applicable exercise periods and vesting requirements, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

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

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to comply with the laws and regulations affecting public companies. Failure to maintain effective internal controls over financial reporting could negatively affect our ability to provide accurate and timely financial information.

We became a public company in February 2012. Although we are an emerging growth company as defined under the JOBS Act, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the Nasdaq Stock Market. In addition, management and other personnel will need to devote a substantial amount of time to comply with these requirements.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting, and have our chief executive officer and chief financial officer certify as to the accuracy and completeness of our financial reports. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of August 31, 2013. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and cause our stock price to decline.

For so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. To date, our independent registered public accounting firm has not expressed an opinion on the effectiveness of our internal controls.

Anti-takeover provisions in our certificate of incorporation and bylaws and under Delaware law could delay or prevent an acquisition of our company, even if the acquisition may be beneficial to our stockholders.

Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of our company deemed undesirable by our board of directors. Among other things, our amended and restated certificate of incorporation and bylaws (i) provide for a board of directors that is divided into three classes, with staggered three-year terms, (ii) provide that all stockholder action must be effected at a duly called meeting of the stockholders and not by a consent in writing, (iii) provide that only a majority of our board of directors, the chairman of the board of directors, our chief executive officer or president (in the absence of a chief executive officer) may call a special meeting of the stockholders, (iv) provide for the ability of our board of directors to issue undesignated preferred stock, (v) require that certain amendments to the amended and restated certificate of incorporation be approved by a 66 2/3% stockholder vote, and (vi) establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholders meetings. These provisions may also frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors who are responsible for appointing the members of our management team. As a Delaware corporation, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding stock from merging or combining with us without board of directors or stockholder approval. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer to acquire our company may be considered beneficial by some stockholders and could limit the opportunity for our stockholders to receive a premium for their shares.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions.

Based on the number of shares outstanding as of November 15, 2013, our officers, directors and existing stockholders who hold at least 5% of our stock together beneficially own approximately 70.4% of our outstanding common stock. If these officers, directors and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Headquarters

Our headquarters is located in Thousand Oaks, California, where we lease approximately 49,000 square feet of office, laboratory and greenhouse space. The lease expires on September 30, 2019. We have one option to extend the lease for an additional term of five years, provided that we give notice to the landlord no more than nine months, nor less than six months prior to the expiration of the term of the lease.

College Station Research Center

Our plant breeding and field research center is located in Burleson County near College Station, Texas. Completed in 2009, the site consists of approximately 12,000 square feet of office, laboratory, warehouse and greenhouse space. The research center sits on approximately five acres of leased land, on which we hold the option to purchase. Adjacent to our facility, we also lease approximately 200 acres of farmland under a five-year lease expiring in 2017, with one option to extend this lease by five years. While this facility has historically served as our primary plant breeding and field research center, we intend to shift the majority of our Northern Hemisphere breeding and related operations to other locations in the near term.

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

We believe that our facilities in California, Texas and Brazil will adequately meet our needs in the near term.

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

PART II

Item  5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Global Market under the symbol “CERE” on February 22, 2012. Prior to that time, there was no public market for our common stock. The high and low sales prices per share of our common stock for fiscal 2013 and 2012 are as follows:

	High	Low
Fiscal 2013
First Quarter (September 1, 2012 – November 30, 2012	$8.19	$3.43
Second quarter (December 1, 2012 – February 28, 2013)	4.94	3.61
Third quarter (March 1, 2013 – May 31, 2013)	4.08	1.87
Fourth quarter (June 1, 2013 – August 31, 2013)	5.60	1.10

	High	Low
Fiscal 2012
Second quarter (February 22, 2012 – February 29, 2012)	$15.59	$13.50
Third quarter (March 1, 2012 – May 31, 2012)	18.70	9.54
Fourth quarter (June 1, 2012 – August 31, 2012)	11.42	6.02

Holders of Record

On November 15, 2013, there were approximately 204 stockholders of record of our common stock. Stockholders of record do not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

The following graph compares our total common stock return with the total return for the Nasdaq U.S. Small Cap Index and the Nasdaq Clean Edge Green Energy Index for the period from February 22, 2012 (the date our common stock commenced trading on the NASDAQ) through August 31, 2013. The data assume an investment of $100 in our common stock at a closing price of $14.80 on February 22, 2012 and in the Nasdaq U.S. Small Cap Index and the NASDAQ Clean Edge Green Energy Index on February 22, 2012. Such returns are based on historical results and are not intended to suggest future performance. Data assumes reinvestment of dividends.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data for the fiscal years ended August 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data at August 31, 2013 and 2012 are derived from our audited Consolidated Financial Statements, appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal year ended August 31, 2010, the eight months ended August 31, 2009 and the fiscal year ended December 31, 2008 and the selected consolidated balance sheet data as of August 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. In 2009, we changed our fiscal year end from December 31 to August 31. The change was effective for the eight-month period ended August 31, 2009. Historical results are not necessarily indicative of results for future periods.

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

					Eight Months	Year
					Ended	Ended
	Year Ended August 31,				August 31,	December 31,
	2013	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Revenues
Product sales	$462	$432	$116	$288	$98	$64
Collaborative research and government grants	4,781	4,939	6,500	6,326	2,328	3,880
Total revenues	$5,243	5,371	6,616	6,614	2,426	3,944
Cost and operating expenses(1)
Cost of product sales	6,245	2,384	2,492	2,946	2,690	3,777
Research and development	16,401	19,155	19,014	16,697	12,397	20,309
Selling, general and administrative	15,187	12,634	10,008	9,207	6,645	8,784
Total cost and operating expenses(1)	37,833	34,173	31,514	28,850	21,732	32,870
Loss from operations	$(32,590)	(28,802)	(24,898)	(22,236)	(19,306)	(28,926)
Interest expense	(46)	(560)	(456)	(153)	(5)	-
Interest income	126	39	7	23	243	2,001
Other (expense) income	-	(84)	(11,020)	(152)	161	-
Loss before income taxes	$(32,510)	(29,407)	(36,367)	(22,518)	(18,907)	(26,925)
Income tax (expense) benefit	(1)	(3)	31	(65)	211	148
Net loss	$(32,511)	(29,410)	(36,336)	(22,583)	(18,696)	(26,777)
Basic and diluted net loss per share attributable to common stockholders(2)	$(1.31)	(2.18)	(18.34)	(11.70)	(9.98)	(14.68)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders(2):
Basic and diluted	24,796,030	13,488,336	1,981,627	1,930,395	1,873,808	1,824,284

(1)	Our stock-based compensation expense is as follows (in thousands):

						Year
					Eight Months	Ended
					Ended	December
	Year ended August 31,				August 31,	31,
	2013	2012	2011	2010	2009	2008
Cost of product sales	(170)	152	—	—	—	—
Research and development	$1,189	$293	$1,895	$409	$345	$467
Selling, general and administrative	2,291	1,464	815	891	737	705

Total stock-based compensation expense	$3,310	$1,909	$2,710	$1,300	$1,082	$1,172

(2)	The basic and diluted loss per share are computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. For the periods where we presented losses, all potentially dilutive common shares comprising of stock options, warrants, Convertible Notes and convertible preferred stock are anti-dilutive.

Our consolidated balance sheet data is as follows (in thousands):

	As of August 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents	$8,881	$21,069	$21,911	$33,055	$14,960
Working capital	$28,439	51,226	16,739	28,325	27,543
Total assets	$37,178	69,247	36,797	46,648	41,094
Common and preferred stock warrant liabilities	$-	-	17,726	8,911	2,944
Convertible Notes	$-	-	13,630	-	-
Total long-term liabilities	$175	344	33,518	13,310	3,197
Convertible preferred stock	$-	-	197,502	197,502	183,079
Total stockholders’ equity (deficit)	$33,006	$62,561	$(204,318)	$(170,829)	$(149,577)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and the other financial information appearing elsewhere in this Annual Report on Form 10-K. This Item 7 contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in Item 1A of this Annual Report on Form 10-K and those included elsewhere in this Annual Report on Form 10-K.

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

Our largest immediate commercial opportunity is in Brazil where we market sweet sorghum hybrids that can be used as a “drop-in” feedstock to complement existing feedstock supplies and extend the operating season of Brazilian sugarcane-to-ethanol mills. Our dedicated energy crops can also be used for the production of second-generation biofuels and bio-based chemicals, including cellulosic ethanol, butanol, jet fuel, diesel-like molecules and gasoline-like molecules, from non-food biomass. Finally, utility-scale electric power can be generated from the biomass feedstocks grown from our seeds.

The seed industry has historically required very little capital to produce, condition and package seeds, and seeds have typically been priced based on a share of the value they create and thus have generated high gross margins. As a producer of proprietary seeds, we believe we are in one of the most attractive segments of the bioenergy value chain — upstream from the capital-intensive refining and conversion of biomass. Therefore, we believe our success is tied to adoption of our products rather than the relative profitability of downstream participants. Our upstream position in the bioenergy value chain also allows us to be largely independent of the success of any particular conversion technology or end use.

Due to the nature of biotechnology, we believe other crops, such as corn, rice and soybean, can benefit from many of the traits and genetic technologies we are developing for dedicated energy crops, such as traits that provide drought tolerance. We have also generated many biotech traits specifically for cereal crops, such as rice, that increase grain yields and provide greater yield stability across different environments. Our strategy is to focus on genes that have shown large, step increases in performance, and whose benefits are maintained across multiple species. To date, our field evaluations have largely confirmed previous results obtained in greenhouse and laboratory settings, and we believe that based on these multiple confirmations, we have an industry leading biotech trait technology pipeline, with applications in our energy crops as well as other crops.

We believe that the strength of our technology has been validated by our receipt of multiple competitive grants and collaborations, including a United States Agency for International Development, or USAID, grant and one of the U.S. Department of Energy’s first Advanced Research Project Agency for Energy, or ARPA-E, grants in 2009, as well as a $137 million multi-year collaboration with Monsanto Company signed in 2002. We also have significant intellectual property rights to our technology platforms, traits and seed products. We have out-licensed a portion of our traits and gene technology to existing market participants and continue to pursue opportunities to out-license these technologies.

We generate our revenues from government grants, research and development collaboration agreements and from product sales. We began selling products in 2008 and, while our product sales have been minimal to date, we expect product sales to eventually become the primary source of our revenues. We expect future product revenues to include a combination of seed sales and traits fees, similar to current business models used for food crops incorporating biotech traits. As we continue to develop traits for our products, we expect that a significant portion of our product revenues will be generated from the sale of seeds that include our traits. We believe our largest immediate market opportunity is selling our sorghum products into the Brazilian bioenergy market. Our longer term strategies involve capitalizing on the development of the emerging cellulosic biofuel and biopower markets in the United States and Europe.

We market and sell our sorghum seeds in Brazil and our switchgrass and sorghum seeds in the United States under our brand, Blade Energy Crops, or Blade.

Since 2010, we have completed various commercial-scale evaluations of our sweet sorghum products in Brazil with ethanol mills and mill suppliers. During this time, our seeds have been planted and harvested using existing equipment and fermented into ethanol without retrofitting or altering the existing mills. The remaining biomass from this industrial process has been combusted for electricity production using existing mill boilers. We believe these experiences have demonstrated the “drop-in” nature of our sweet sorghum products, and along with higher yielding products in our pipeline, will serve as the basis for expanded adoption of this product line as a feedstock for ethanol and power production in Brazil and other markets.

With industrial processing generally well established, we believe that field performance – primarily yields of sugars that can be fermented to ethanol – will largely determine the scale and pace at which our current and future products will be adopted. Based on industry feedback, we believe that minimum average yields in the range of 2,500 to 3,000 liters of ethanol per hectare will be necessary to achieve broad adoption. We believe that at least two growing seasons will be required to fully demonstrate this yield range. To date, we have demonstrated on a limited scale that such yields can be achieved with our products within their area of adaptation, provided that our crop management protocols are followed and plantings receive adequate rainfall; however, further optimizations and additional hybrids will be needed to consistently achieve economically attractive yields across wide-area plantings.

For the 2012-2013 season, ethanol yields from our sweet sorghum products ranged from approximately 450 to 3,600 liters per hectare, according to mill and company calculations. Mills that followed our recommended crop management practices generally achieved the highest average yields. Lower yields were primarily due to deviations from our recommended crop management protocols, weather-related delays during planting and disease infection late in the growing season. Yield results were available from approximately two-thirds of the more than 30 mills that planted Ceres' hybrids; remaining mills reported incomplete results, did not complete the evaluation or chose not to report results.

For the 2013-2014 season, we expect to evaluate our hybrids at approximately 50 mills and mill suppliers. These plantings primarily consist of small, multi-hybrid evaluations designed to determine yield potential, identify the best performing hybrids for specific regions and demonstrate various crop management practices. Several of these mills are expected to plant larger evaluations. Total plantings of our sorghum products are expected to cover up to approximately 1,000 hectares for the 2013-2014 sorghum growing season compared to approximately 3,000 hectares for the previous season due primarily to a greater focus among mills on field performance, which can be determined at a smaller scale than evaluations needed for confirming industrial performance.

For the 2013-2014 sorghum growing season in Brazil, we have offered leading mill groups the opportunity to participate in sales incentive and performance based promotional programs. Depending on the size of the seed purchase and the crop yield in biomass or ethanol, we could incur costs representing a portion of some customers’ production costs or anticipated yield. In certain cases, we may participate directly in, and may incur certain unreimbursed costs for seed, crop production and agronomy services during this season. Certain of our revenues from seed sales and services provided will be deferred until completion of the growing season, which we currently expect to occur in the fiscal third quarter.

We have invested significantly in research, development and technology and applied our proprietary technology platforms to energy crops. For the fiscal years ended August 31, 2013, 2012 and 2011, we spent $16.4 million, $19.2 million and $19.0 million, respectively, on research and development, with the main emphasis on breeding and traits.

Our other operating expenses are related to selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure as well as seed production costs. Inventory costs have been computed on a first-in, first-out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. Prior to fiscal year 2012, we recorded a full valuation reserve against all seed inventory due to the early commercialization of our seed products and no established market for these products. As of August 31, 2013, inventory consisted of work-in-process related to sweet sorghum seeds. A full valuation reserve has been recorded on all other seed products as no established market exists. Our sales and marketing expenses have not been significant to date but we expect such expenses to increase as we pursue, enter and expand our market opportunities.

Historically, we have funded our operations from the proceeds from issuances of convertible preferred stock, warrants, convertible notes, debt financing, payments from collaborators and government grants. We have experienced significant losses as we invested heavily in research and development, and those costs have exceeded revenues earned through collaboration agreements and government grants. As of August 31, 2013, we had an accumulated deficit of $274.6 million. We incurred net losses of $32.5 million, $29.4 million and $36.3 million in the years ended August 31, 2013, 2012 and 2011, respectively. We expect to incur additional losses related to the continued development of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that profitable operations will be achieved, or if achieved, can be sustained on a continued basis.

On October 11, 2013, we commenced a plan intended to further align our expenditures with our near-term commercial opportunity in Brazil, shift Northern Hemisphere sorghum breeding activities to a more appropriate location, deemphasize research and development for U.S. cellulosic feedstocks, reduce costs and conserve cash. As a result, we do not intend to fully utilize our facilities at College Station in the near term and may seek alternative or additional uses for the location which may include, among others, leasing office, storage and greenhouse space or selling the facility and any unnecessary assets.

These measures, which include a workforce reduction that will impact 17 positions in the U.S., are expected to be substantially completed by May 31, 2014. Once fully implemented, these measures are expected to deliver cash savings of up to approximately $5.0 million in fiscal year 2014 and up to approximately $8.0 to $10.0 million annually thereafter. We estimate that we will incur total charges of approximately $1.6 million during the first nine months of fiscal year 2014 with respect to the workforce reduction in the U.S., including $0.4 million in continuation of salary and benefits of certain employees until their work is completed and their positions are eliminated and $1.2 million of one-time severance and other costs, all of which will be cash expenditures.

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

Cost of Product Sales

Cost of product sales consists principally of the cost of labor, raw materials and third-party services related to growing, harvesting, packaging and shipping our seeds. These costs are comprised of the direct costs of our seed production employees, as well as the temporary seasonal labor costs during planting and harvesting times. Third-party services include contract labor, grower payments and other professional services related to the cost of product sales. Cost of product sales also consists of input costs such as chemicals and seed production costs. Costs associated with collaboration, research and government grants are not included in cost of product sales but instead are included as research and development expenses. Although historically not significant, future royalty expenses associated with collaboration and license agreements with third parties will be included in cost of product sales. The amount of royalties we owe under these agreements is a function of our sales, and the applicable royalty rates depend on a number of factors, including the portion of our third-party collaborator’s intellectual property that is present in our products. We believe that as we develop our agronomic production operations, we will be able to achieve lower cost of product sales. To date, we have relied principally on third parties for the production of our sweet sorghum seed for use in Brazil. We believe that as we increase seed production volumes, we will be able to achieve better economies of scale from these third parties. In addition, we intend to produce more of our own seeds in Brazil, which will allow us to further decrease our costs. In the U.S., we are currently producing our switchgrass and sorghum products at our own facility in Texas.

Research and Development

Research and development expenses principally consist of personnel costs related to our research and development staff in support of plant breeding, agronomy, technology development and protection, and exploratory research. Research and development expenses also include costs incurred for laboratory supplies, reimbursable costs associated with government grants and our collaborative agreements, third-party contract payments, consultants and facility and related overhead costs. Since our IPO, we have aligned our investments in research and development and expect that our research and development expenses will decrease in absolute dollars in the near-term. Also included in research and development expenses are expenses in connection with warrants granted to The Texas A&M University System and The Samuel Roberts Noble Foundation, Inc. The warrants vest based on the achievement of certain research and commercialization milestones or the passage of time. The warrants are accounted for at fair value at each quarter end until the vesting targets are met using the Black Scholes option pricing model. As a publicly traded company, the volatility of our stock price could cause an increase in the warrant fair value and resulting expense charges to research and development.

We do not track our research and development expenditures by project. Our ongoing research and development activities are dedicated to expanding our integrated platforms which consist of a combination of genetic assets, specifically germplasm and traits, and competencies in genomics and biotechnology. Our research and development expenses consist principally of personnel and related costs and at November 15, 2013, we had 41 full-time employees primarily engaged in our research and development activities. Our employees’ work time is spread across multiple research and development methods continuously focused on our technology platforms and to a much lesser extent areas for which we have received government grant awards and collaboration funding. As we obtain data from our efforts, we may elect to reprioritize, delay or discontinue activities in order to focus our resources on more promising research and development methods.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs related to our executive, sales, legal, finance and human resources staff and professional fees including legal and accounting. Selling costs relate to business development and our sales and marketing programs to build brand awareness. We improve our brand awareness through programs including publication of crop management guides, speaking roles at industry events, trade show displays and local-level grower meetings. Costs related to these activities, including travel, are included in selling expenses. While we expect our selling expenses to increase in the near term, we believe that our focus on a relatively small number of customers, particularly in Brazil, where we are primarily marketing our products to mill operators, should allow us to operate with relatively modest overall selling expenses. After our IPO, selling, general and administrative expenses increased in absolute dollars in order to support product development and the requirements of being a public company. Such increases included increased insurance premiums, investor relations expenses, legal and accounting fees associated with the expansion of our business and corporate governance, financial reporting expenses, and other regulatory compliance obligations. We hired additional personnel, particularly in the area of general and administrative activities to support the growth of our business. We expect our selling, general and administrative expenses to decrease in the near-term.

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

Provision for Income Tax Benefits

Since our inception, we have been subject to income taxes principally in the United States and Brazil, where we established a legal presence in 2010. We anticipate that as we expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

As of August 31, 2013 and 2012, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our deferred tax assets. As of August 31, 2013, we had approximately $223.2 million of federal, $152.7 million of state and $14.6 million of foreign operating loss carry-forwards available to offset future taxable income, if any, which expire in varying amounts from 2018 through 2033 for federal tax purposes and from 2014 through 2033 for state tax purposes if unused. The carry-forward period for the foreign net operating loss is indefinite. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change”, as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We have not completed a Section 382 analysis to determine if a change in ownership has occurred. Until an analysis is completed, there can be no assurance that the existing net operating loss carry-forwards or credits are not subject to significant limitation.

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

Collaborative Research and Government Grants

From time to time, we have entered into research and development collaboration agreements with third parties, including a large agriculture supplier, a consumer goods conglomerate and several biofuel producers. In addition, we have received grants from government agencies such as the DOE and the USDA. The research and development collaboration agreements typically provide us with multiple revenue streams, which may include upfront, non-refundable fees for licensing certain of our technologies, fees for research and development activities, and contingent milestone payments upon achievement of contractual criteria.

•	Technology License Fees. For collaboration agreements in which we have continuing involvement, license fees are recognized on a straight-line basis over the term of the arrangement. Licensing fees are non-refundable and not subject to future performance.

•	Government Grants. We receive payments from government entities in the form of government grants. Government grants generally provide us with cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period, as well as an allocated portion of our overhead expenses. Revenues from government grants are recognized in the period during which the related costs are incurred, provided that substantially all conditions under which the government grants were provided have been met and we only have perfunctory obligations outstanding.

•	Research and Development Fees. Generally, fees for research and development activities are recognized as the services are performed over the performance period, as specified in the respective agreements. Certain of our collaboration agreements require us to deliver research data by specific dates and the collective program plan will result in reaching specific crop characteristics by certain dates. For such arrangements, we recognize revenues based on the approximate percentage of completion of services under the agreement, but the revenue recognized cannot exceed the payments that have accrued to us to date under the agreement. The research and development period is estimated at the inception of each agreement and is periodically evaluated.

•	Milestone Payments. Fees that are contingent upon achievement of substantive performance milestones at inception of the agreement are recognized based on the achievement of the milestone, as defined in the respective agreements.

We recognize deferred revenue to the extent that cash received under the collaboration agreement is in excess of the revenues recognized related to the agreement since the work under the agreement has not yet been performed at the time of cash receipt.

In December 2007, we entered into a development and license agreement with Campbell Soup Company, or Campbell. The agreement provided that we would receive $7.5 million in payments from Campbell over a five-year period provided milestones were met. In addition, the agreement provided that we would be entitled to receive a royalty based on the gross sales of crop varieties created under the agreement. In December 2011, the development and license agreement was amended to extend the $7.5 million in payments from Campbell over a six-year period. We recognized revenue of $0.8 million, $0.9 million and $1.7 million under this agreement in the years ended August 31, 2013, 2012, and 2011, respectively. On November 19, 2012, the development and license agreement was terminated following Campbell’s sale of its vegetable seed assets to a third party. In connection with the termination, Campbell paid us $0.55 million of the remaining $0.63 million due under the agreement, which would otherwise have become payable by Campbell in 2013, in full and complete satisfaction of all remaining financial obligations under the development and license agreement.

We have earned research funding revenues from several agreements with the DOE, the USDA, USAID and several leading biofuel producers whereby we performed research activities and received revenues that partially reimbursed our expenses incurred. Under such grants and agreements, we retained a proprietary interest in the products and technology we developed. These expense reimbursements primarily consisted of direct expense sharing arrangements. We recorded revenue related to these grants of approximately $2.4 million, $2.4 million and $3.1 million in the years ended August 31, 2013, 2012 and 2011, respectively. The cumulative remaining amount to be claimed for all grants outstanding as of August 31, 2013 is approximately $2.3 million.

On December 16, 2008, we entered into a software license and collaboration agreement with Syngenta pursuant to which we provided software, software development and customer support for our Persephone genome viewer software. The agreement was structured into three phases and under the agreement, we received $1.5 million in payments over an approximate 4.5 year period. The software delivered is comprised of multiple elements, which include software, installation, training, customization of software, and software support. On April 16, 2012, the agreement was amended to reflect Syngenta’s acceptance of all software and software support services provided under the original agreement and to allow for the continuation of certain software support services during a post development support period beginning April 16, 2012 and extending until all services are terminated pursuant to the terms of the agreement. We recognized revenues equal to the amount of expense recognized as services were rendered until April 15, 2012, when the software support became the only undelivered element. Beginning April 16, 2012, the unrecognized revenue under the agreement is being recognized ratably over the remaining software support period. We recognized revenue totaling $1.2 million, $0.8 million and $0.2 million under this agreement in the years ended August 31, 2013, 2012 and 2011, respectively.

For the fiscal year ended August 31, 2013, Syngenta, ARPA-E, USAID and Campbell Soup Company represented 22.5%, 21.2%, 20.2% and 14.5% of our revenues, respectively. For the fiscal year ended August 31, 2012, ARPA-E, Campbell Soup Company, USAID and Syngenta represented 24.7%, 17.4%, 16.8% and 14.0% of our revenues, respectively.

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

The Black-Scholes option-pricing model calculates the estimated fair value of stock options using the following inputs: (i) expected life; (ii) expected volatility; (iii) risk-free interest rate; (iv) expected dividend yield rate; (v) exercise price; and (vi) closing price of our common stock on the date of grant. Due to our limited history of grant activity, we calculate our expected term utilizing the “simplified method” permitted by the SEC, which is the average of the total contractual term of the option and its vesting period. We calculate our expected volatility rate from the historical volatilities of selected comparable public companies within our industry, due to a lack of historical information regarding the volatility of our stock price. We will continue to analyze the historical stock price volatility assumption as more historical data for our common stock becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the option’s expected term. We do not expect to pay dividends. Forfeitures have been estimated based upon our historical and expected forfeiture experience.

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

Seed Inventory

At August 31, 2013, inventory consisted of work-in-process costs related to sweet sorghum seeds. At August 31, 2012, inventory consisted of work-in-process and finished good costs related to sweet sorghum seeds. Inventory costs are computed on a first-in, first-out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. At August 31, 2013, all seed inventory other than work-in-progress was fully written-off based on the lower of cost or market, based on the Company's evaluation of such inventory.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our long-lived assets comprise a single asset group for evaluation purposes. We evaluate whether an impairment indicator occurs primarily based on progress achieved against our business plans. To the extent that an impairment indicator has occurred, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. In fiscal years 2013 and 2012 there was an indicator that impairment has occurred. However, there was no impairment as the carrying amount of the property and equipment did not exceed the fair value of such assets.

On February 3, 2012 our plant breeding and field research station located near College Station, Texas was damaged by a tornado. The impact was limited to structural damage to the building that houses office space, a small laboratory used to evaluate biomass samples and workspace, the small tractor sheds and damage to some agricultural equipment.

In fiscal year 2012, we impaired approximately $1.0 million in assets related to damage at the Texas facility and received insurance proceeds of $1.0 million for repair costs. The remainder of the repairs, which totaled approximately $0.2 million, was completed by November 30, 2012. These remaining repairs were also covered by insurance, subject to the Company’s deductible.

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown (in thousands):

	Year Ended August 31,
	2013	2012	2011
Revenues:
Product sales	$462	$432	$116
Collaborative research and government grants	4,781	4,939	6,500
Total revenues	5,243	5,371	6,616

Cost and operating expenses:
Cost of product sales	6,245	2,384	2,492
Research and development	16,401	19,155	19,014
Selling, general and administrative	15,187	12,634	10,008
Total cost and operating expenses	37,833	34,173	31,514
Loss from operations	(32,590)	(28,802)	(24,898)
Interest expense	(46)	(560)	(456)
Interest income	126	39	7
Other (expense) income	-	(84)	(11,020)
Loss before income taxes	(32,510)	(29,407)	(36,367)
Income tax (expense) benefit	(1)	(3)	31
Net Loss	$(32,511)	$(29,410)	$(36,336)

Comparison of Years Ended August 31, 2013 and 2012

Revenues

	Year Ended
	August 31,
	2013	2012	Change
	(In thousands)
Product sales	$462	$432	$30
Collaborative research and government grants	4,781	4,939	(158)
Total revenues	$5,243	$5,371	$(128)

Our total revenues decreased by $0.2 million to $5.2 million for the year ended August 31, 2013 compared to the year ended August 31, 2012. The decrease was primarily driven by a decrease in collaborative research revenue of approximately $0.1 million as a result of decreased activity under our various collaborations.

Cost and Operating Expenses

	Year Ended
	August 31,
	2013	2012	Change
	(In thousands)
Cost of product sales	$6,245	$2,384	$3,861
Research and development	16,401	19,155	$(2,754)
Selling, general and administrative	15,187	12,634	$2,553
Total cost and operating expenses	$37,833	$34,173	$3,660

Cost of Product Sales

Our cost of product sales increased by $3.9 million to $6.2 million for the year ended August 31, 2013 compared to the same period in the prior year. The increase was primarily due to expenses of $2.2 million for obsolete seed inventory relating to our sweet sorghum products and $1.7 million for crop management services performed under sales incentive and performance based promotional programs for the 2012-2013 growing season in Brazil.

Research and Development Expenses

Our research and development expense decreased by $2.8 million to $16.4 million for the year ended August 31, 2013 compared to the year ended August 31, 2012. In the U.S., research and development expenses decreased due to reduced personnel and related expenses of $1.6 million, reduced external research and development expenses of $0.6 million and reduced laboratory and agricultural supply costs of $0.6 million.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $2.6 million to $15.2 million for the year ended August 31, 2013 compared to the prior year. The change is attributable to increases in Brazil for personnel and related administrative expenses related to our activities in Brazil.

Interest Expense, Interest Income and Other (Expense) Income

	Year Ended
	August 31,
	2013	2012	Change
	(In thousands)
Interest expense	$(46)	$(560)	$514
Interest income	126	39	$87
Other expense	-	(84)	$84
Total	$80	$(605)	$685

Interest Expense

Interest expense decreased by $0.5 million for the year ended August 31, 2013 compared to the prior year. The decrease is attributable to reduced debt balances resulting from our repayment of all debt owed under our Loan Agreement with Silicon Valley Bank in May 2012.

Interest Income

Interest income increased by $0.1 million for the year ended August 31, 2013 compared to the prior year. The increase was primarily due to higher average cash invested balances.

Other Expense

Other expense income decreased by $0.1 million for the year ended August 31, 2013 compared to the prior year. The decrease was the result of the fair value changes associated with our warrants and Convertible Notes which upon completion of the IPO are no longer marked to market.

Comparison of Years Ended August 31, 2012 and 2011

Revenues

	Year Ended August 31,
	2012	2011	Change
	(In thousands)
Product sales	$432	$116	$316
Collaborative research and government grants	4,939	6,500	(1,561)
Total revenues	$5,371	$6,616	$(1,245)

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

Interest Expense, Interest Income and Other (Expense) Income

	Year Ended August 31,
	2012	2011	Change
	(In thousands)
Interest expense	$(560)	$(456)	$(104)
Interest income	39	7	32
Other (expense) income	(84)	(11,020)	10,936
Total	$(605)	$(11,469)	$10,864

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

Other (Expense) Income

Other (expense) income decreased by $10.9 million in the year ended August 31, 2012 compared to the year ended August 31, 2011. Other income (expense) was higher for the year ended August 31, 2011 which primarily related to the charge of $9.6 million related to the modification of liability classified warrants and the charge of $2.2 million upon issuance of our Convertible Notes. The remaining change was the result of fair value changes associated with our warrants which, upon completion of the IPO, are no longer marked-to-market, and as a result of the changes in the price of our stock for the comparable periods.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses, and, as of August 31, 2013, we had an accumulated deficit of $274.6 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is also no assurance that we will achieve profitable operations, or if achieved, that we can sustain them on a continued basis.

Management has taken certain actions subsequent to August 31, 2013 to extend the Company’s available working capital. We believe that our existing cash and cash equivalents and marketable securities will provide adequate resources to fund our operations, including research and development expenses, planned capital expenditures and working capital requirements for the next 12 to 15 months. In order to fund our operations beyond that time, we believe we will need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

On October 11, 2013, we commenced a plan intended to further align our expenditures with our near-term commercial opportunity in Brazil, shift Northern Hemisphere sorghum breeding activities to a more appropriate location, deemphasize research and development for U.S. cellulosic feedstocks, reduce costs and conserve cash. As a result, we do not intend to fully utilize our facilities at College Station in the near term and may seek alternative or additional uses for the location which may include, among others, leasing office, storage and greenhouse space or selling the facility and any unnecessary assets.

These measures, which include a workforce reduction that will impact 17 positions in the U.S, are expected to be substantially completed by May 31, 2014. Once fully implemented, these measures are expected to deliver cash savings of up to approximately $5.0 million in fiscal year 2014 and up to approximately $8.0 to $10.0 million annually thereafter. We estimate that we will incur total charges of approximately $1.6 million during the first nine months of fiscal year 2014 with respect to the workforce reduction in the U.S., including $0.4 million in continuation of salary and benefits of certain employees until their work is completed and their positions are eliminated and $1.2 million of one-time severance and other costs, all of which will be cash expenditures.

Capital Expenditures

For the years ended August 31, 2013, 2012 and 2011 we used $0.9 million, $1.3 million and $0.5 million, respectively, in cash to fund capital expenditures. We currently anticipate making aggregate capital expenditures of between $1.0 million and $1.5 million for the year ended August 31, 2014.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended August 31,
	2013	2012	2011
Net cash used in operating activities	$(27,855)	$(25,312)	$(20,007)
Net cash provided by (used in) investing activities	16,043	(36,543)	(436)
Net cash (used in) provided by financing activities	(180)	61,275	9,326

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

Net cash outflows of $27.9 million from operating activities during the year ended August 31, 2013 primarily resulted from our net loss of $32.5 million, which was partially offset by non-cash charges of $6.0 million. Non-cash charges primarily included $1.9 million in depreciation expense, $0.6 million in amortization of discounts on marketable securities and $3.3 million in stock-based compensation expense. The net change in our operating assets and liabilities was $1.4 million, primarily consisting of a decrease in accounts payable and accrued expenses of $1.6 million, a decrease in deferred revenue of $0.7 million and an increase in accounts receivable of $0.2 million, all of which was offset by a decrease in inventories of $0.7 million and a decrease in prepaid expenses and other assets of $0.4 million.

Net cash outflows of $25.3 million from operating activities during the year ended August 31, 2012 primarily resulted from our net loss of $29.4 million, which was partially offset by non-cash charges of $4.1 million. Non-cash charges primarily included $2.1 million in depreciation expense, $1.9 million in stock-based compensation expense and $0.1 million in the fair value of warrants and Convertible Notes. Net change in our operating assets and liabilities was flat and consists of a $2.8 million decrease in deferred offering costs, a $0.5 million decrease in accounts receivable, a $0.1 million decrease in other assets, which was offset by a $1.8 million decrease in accounts payable and accrued expenses, a $0.3 million decrease in deferred revenue and deferred rent, a $0.8 million increase in inventory and a $0.4 million increase in prepaid expenses.

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

Net cash provided by investing activities was $16.0 million during the year ended August 31, 2013, which resulted from the maturity of marketable securities of $32.9 million offset by the purchase of marketable securities of $16.0 million and the purchase of property and equipment of $0.9 million.

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

Cash Flows from Financing Activities

Net cash used in finance activities of $0.2 million during the year ended August 31, 2013 resulted from principal payments on debt.

Net cash provided by financing activities of $61.3 million during the year ended August 31, 2012 was due to net IPO proceeds of $65.2 million, borrowings under our Loan Agreement with Silicon Valley Bank of $2.5 million, and stock option exercises of $0.5 million, offset by net principal debt repayments of approximately $6.9 million, including all amounts due and owing under our Loan Agreement with Silicon Valley Bank in connection with our termination of the Loan Agreement.

Net cash provided by financing activities of $9.3 million during the year ended August 31, 2011 was primarily a result of the issuance of $11.4 million in Convertible Notes, partially offset by $2.2 million in principal repayments under our Loan Agreement with Silicon Valley Bank.

Contractual Obligations

The following is a summary of our contractual obligations as of August 31, 2013:

						Year Ended
						August 31,
		For Years Ended August 31,				2018 and
Contractual Obligations	Total	2014	2015	2016	2017	Beyond
	(In thousands)
Operating Lease Obligations	$3,515	$595	$548	$550	$559	$1,263
Interest Payments Relating to Long-Term Debt	$3	2	1	-	-	-
Research Collaboration Agreements	$9,597	3,041	2,977	2,966	613	-
Long-Term Debt	$236	154	73	9	-	-
Total	$13,351	$3,792	$3,599	$3,525	$1,172	$1,263

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

Seasonality

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the years ended August 31, 2013 and 2012 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in Brazil will typically be higher in our first and second fiscal quarters, due to the timing of the planting decisions made by our customers. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended August 31, 2013, 2012 and 2011. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

Interest Rate Risk

As of August 31, 2013, our exposure to risk for changes in interest rates primarily related to our cash equivalents and marketable securities. We have investments in money market funds, commercial paper and corporate bonds, which all have relatively short term maturities. Accordingly, our interest income fluctuates with short term market conditions. All marketable securities are classified as available for sale and are highly liquid. Due to the relatively short-term nature of our investments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot assure you that we will not experience losses on these deposits.

Prior to completion of the IPO, our exposure to risk for changes in interest rates had primarily related to our equipment loans with Silicon Valley Bank, which were variable-rate debt obligations. At August 31, 2013, we had paid off all amounts due and owing under the equipment loans and have limited interest rate risk related to our indebtedness.

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

Through August 31, 2013, the fluctuations in the Brazil Real for our operations in Brazil had no adverse impact on our results of operations as the U.S. Dollar has been strengthening against the Brazil Real. As our international operations in Brazil grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in the foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the Brazil Real, our foreign-currency based expenses increase when translated into U.S. dollars. To date, we have not hedged the risks associated with foreign currency exchange exposure. As the risks associated with fluctuations in the Brazil Real become greater, we will continue to reassess our approach to managing this risk.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2013.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2013 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2013. We reviewed the results of management’s assessment with our Audit Committee.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because we are an "emerging growth company" as defined in the JOBS Act, we are not currently required to comply with the auditor attestation requirements related to internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

(c) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

Executive Officers and Directors

The following table sets forth information regarding our executive officers, directors and key employees as of November 15, 2013.

Name	Age	Position
Board of Directors:
Walter De Logi, Ph.D.(2)(3)	63	Chairman of the Board
Pascal Brandys(1)	54	Director
Raymond Debbane(3)	58	Director
Richard Flavell, Ph.D.	70	Director
Daniel Glat.	57	Director
Robert Goldberg, Ph.D.	69	Director
Richard Hamilton, Ph.D.	51	Director, President and Chief Executive Officer
Thomas Kiley(1)(3)	70	Director
Steven Koonin, Ph. D.	61	Director
Cheryl Morley(1)(2)	59	Director
David B. Krieger(3)	40	Director
Edmund Olivier(2)	75	Director
Other Executive Officers and Key Employees:
Paul Kuc	51	Chief Financial Officer
Wilfriede van Assche	58	Senior Vice President, General Counsel and Secretary
J. Jefferson Gwyn, Ph.D.(4)	54	Vice President of Breeding and Genomics
Michael Stephenson (5)	71	Vice President of Operations
Roger Pennell, Ph.D.	54	Vice President of Trait Development

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	On October 11, 2013, we and Dr. Gwyn mutually agreed to end his employment effective March 31, 2014.
(5)	On October 11, 2013, we and Mr. Stephenson mutually agreed to end his employment effective January 10, 2014.

Our executive officers are elected by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of our directors and executive officers.

Board of Directors

Walter De Logi, Ph.D., Chairman of the Board

Dr. De Logi is one of the founders of Ceres and served as our President and Chief Executive Officer from the founding of the Company in 1996 until September 2002. Dr. De Logi has served on our Board of Directors since our inception and as Chairman of the Board from 2002 to present. From 1986 to 1996, he was the Chief Executive Officer of Plant Genetic Systems, an eminent first-generation plant biotechnology company that was sold to Hoechst Schering AgrEvo GmbH, now part of Bayer AG, in 1996. He holds an M.B.A. from Harvard University and a Ph.D. from the California Institute of Technology. Dr. De Logi was originally nominated to serve on our Board of Directors pursuant to the terms of a voting agreement. Dr. De Logi brings extensive experience in the plant biotechnology business to our Board of Directors.

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

Daniel Glat, Director

Mr. Glat has served on our Board of Directors since June 2013. He has been a principal of Glat & Associates, an agribusiness consultancy firm in Brazil, since June 2011. He previously spent 25 years working for Pioneer Hi-Bred International, Inc., a Dupont business, including 21 years in Brazil. From August 2007 to June 2011, he served as the director for international operations, where he was responsible for Pioneer’s activities in Latin America, Africa and Asia. During this time he also served on the board of directors of Pioneer Hi-Bred International, Inc. From January 1998 to August 2007, Mr. Glat was president of Pioneer’s Brazilian subsidiary, Pioneer Sementes Ltda., having previously held various sales, marketing and business leadership roles at the subsidiary. Mr. Glat owns a farming operation in the Brazilian state of Tocatins. He received his B.S. and M.S. in Agronomy and Plant Genetics from the University of Arizona. Mr. Glat brings considerable international experience in agribusiness to our Board of Directors.

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

Thomas Kiley, Director

Mr. Kiley has served as a director of Ceres since May 2003. He became the first general counsel of Genentech in February 1980 and later served as its vice president for corporate development until 1988. Previously, Mr. Kiley practiced intellectual property litigation as a partner of Lyon & Lyon from June 1969 until January 1980. Mr. Kiley has served as a director of Transcept Pharmaceuticals, Inc., a publicly traded pharmaceutical company since February 2004. He also serves as a director of several privately-held development stage companies. From July 1996 to May 2013, Mr. Kiley served as a director of Geron, Inc., a publicly traded biopharmaceutical company. He received his B.S. in chemical engineering from The Pennsylvania State University and his J.D. from The George Washington University School of Law. He is a member of the State Bar of California. Mr. Kiley brings extensive experience as an intellectual property attorney and director of other public companies to our Board of Directors.

Steven Koonin, Ph.D, Director.

Dr. Koonin has served on our Board of Directors since August 2012. He has been the director of the Center for Urban Science and Progress since its creation by New York University in April 2012. Prior to his current role, Dr. Koonin served as Undersecretary for Science at the U.S. Department of Energy from May 2009, following his confirmation by the U.S. Senate, until November 2011. Prior to joining the government, Dr. Koonin spent five years, from March 2004 to May 2009, as Chief Scientist for BP, p.l.c. From September 1975 to July 2006, Dr. Koonin was a professor of theoretical physics at Caltech and was the institute’s Provost from February 1995 to January 2004. His memberships include the U.S. National Academy of Sciences, the American Academy of Arts and Sciences and the Council on Foreign Relations. He has been a member of the JASON advisory group from July 1988 to May 2009, and from November 2011 to present, and served as the group’s chair from 1998 to 2004. He also has served as an independent governor of the Los Alamos and Lawrence Livermore National Security LLCs since July 2012. Koonin holds a B.S. in Physics from Caltech and a Ph.D. in Theoretical Physics from MIT and has been an adjunct staff member at the Institute for Defense Analyses since 1999. Mr. Koonin brings extensive experience in science, energy and government to our Board of Directors.

David Krieger, Director

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

Cheryl Morley, Director

Ms. Morley has served on our Board of Directors since August 2011. She was Senior Vice President of Corporate Strategy with Monsanto Company from 2003 to 2009, president of the Animal Agricultural Group from 1997 to 2003 and held a number of other leadership positions at Monsanto and its subsidiaries from 1983 to 1997. She also led the marketing and business development efforts for Monsanto’s NutraSweet product. Ms. Morley has served as a board member of Fleming Pharmaceuticals since March 2010 and the Missouri Botanical Gardens since June 2006. Ms. Morley has served as a board member and finance committee member for Mercy Health System since June 2012. In addition, since January 2010, she has served as chairman of the strategic advisory board to Joule Biotechnologies, Inc., and since November 2010 as a member of the business development advisory board of Pronutria, Inc. (formerly Essentient, Inc.). From March 2009 to October 2010, she served as a board member for Mercy Health Plans. Ms. Morley was chairman of the board and a member of the audit and compensation committees of the Nidus Center for Scientific Enterprise from September 2003 to October 2010. She was presiding director, chairman of the nominating and governance committee and a member of the audit committee for Indevus Pharmaceuticals from June 2002 to March 2009. She holds a B.S. degree from the University of Arizona and is a Certified Public Accountant. Ms. Morley brings extensive experience in finance, service on numerous boards and an understanding of the seed business to our Board of Directors.

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

Executive Officers

Paul Kuc, Chief Financial Officer

Mr. Kuc joined Ceres in 2008 as Chief Financial Officer, following a 12-year career with Monsanto Company, where he held various regional and global finance positions, including posts in Argentina, Brazil, Canada, Mexico and the United States, with his last position, beginning April 2007, as Lead Worldwide Manufacturing Finance at Seminis, Inc., which was purchased by Monsanto in 2005. At Monsanto, among other responsibilities, he developed and implemented international costing and financial systems for the seed and agricultural biotechnology company. Mr. Kuc began his career, from June 1994 to June 1996, at the pharmaceutical company Eli Lilly and Company. He holds a Master’s of Science degree in Economics from the University of Lodz, Poland and an M.B.A. from the Ivey Business School, University of Western Ontario, Canada.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws provide for a classified Board of Directors consisting of three classes, with staggered three-year terms as follows:

•	Class I directors, whose current term will expire at the annual meeting of stockholders to be held in 2016;

•	Class II directors, whose initial term will expire at the annual meeting of stockholders to be held in 2014; and

•	Class III directors, whose initial term will expire at the annual meeting of stockholders to be held in 2015.

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

The Class I directors consist of Mr. Debbane, Dr. Goldberg, Mr. Kiley and Dr. Koonin; the Class II directors consist of Mr. Brandys, Dr. Flavell, Dr. Hamilton and Mr. Olivier; and the Class III directors consist of Dr. De Logi, Mr. Glat, Mr. Krieger and Ms. Morley.

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

Our Board of Directors has reviewed its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that none of Messrs. De Logi, Brandys, Debbane, Glat, Goldberg, Kiley, Koonin, Krieger and Olivier and Ms. Morley, representing ten of our twelve directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of the Nasdaq Stock Market.

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

Compensation Committee

Our Compensation Committee is comprised of Ms. Morley and Messrs. De Logi and Olivier, who is the chair of the Compensation Committee. In addition, Douglas Suttles was a member of our Compensation Committee from March 2013 through his resignation from our Board of Directors in June 2013. The composition of our Compensation Committee meets the requirements for independence under the current Nasdaq Stock Market and SEC rules and regulations. The purpose of our Compensation Committee is to set compensation policy, administer compensation plans and recommend compensation for executive officers to the Board of Directors. Our Board of Directors has adopted a charter for our Compensation Committee, under which our Compensation Committee will discharge the responsibilities of our Board of Directors relating to compensation of our executive officers, and will, among other things:

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

Compensation Committee Interlocks and Insider Participation

During fiscal 2013, our Compensation Committee consisted of Ms. Morley and Messrs. De Logi and Olivier, who is the chair of our Compensation Committee. In addition, Mr. Douglas Suttles served on our Compensation Committee between March 2013 and June 2013. None of them has at any time during the last fiscal year been one of our officers or employees, nor have any of our executive officers served as a member of the Board of Directors, or as a member of the compensation or similar committee, of an entity that has one or more executive officers who served on our Board of Directors or Compensation Committee during fiscal 2013.

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

Director Compensation

The following table sets forth information concerning the compensation of our directors during the year ended August 31, 2013:

Name (1)	Fees earned or paid in cash ($)	Option awards($)(2)	All other compensation($)		Total($)
Walter De Logi, Ph.D.	71,000	13,694	—		84,694
Pascal Brandys	37,500	13,694	—		51,194
Raymond Debbane	33,500	13,694	—		47,194
Richard Flavell, Ph.D.	30,000	25,701	45,000	(3)	100,701
Daniel Glat	6,000	27,892	—		33,892
Robert Goldberg, Ph.D.	30,000	25,701	—		55,701
Thomas Kiley	43,500	13,694	—		57,194
Steven Koonin, Ph. D.	30,000	13,694	—		43,694
Cheryl Morley	52,500	13,694	—		66,194
David Krieger	33,500	13,694	—		47,194
Edmund Olivier	45,000	13,694	—		58,694
Douglas Suttles(4)	25,847	13,694	—		39,541

(1)	Dr. Hamilton, our President and Chief Executive Officer, is not included in this table as he is an employee of the Company and does not receive additional compensation for his service as a director. All of the compensation paid to Dr. Hamilton for the services he provides to us is reflected in the Summary Compensation Table.
(2)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during fiscal 2013, computed in accordance with ASC Topic 718. The assumptions used by us in determining the grant date fair value of option awards and our general approach to our valuation methodology are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Stock-based Compensation” section of this Annual Report on Form 10-K. These amounts do not correspond to the actual value that may be recognized by the non-employee directors.
(3)	Represents payments for consulting services performed under Dr. Flavell’s exclusive consultancy agreement described under “Narrative to director compensation table” below. Does not include amounts earned in fiscal 2013 for service as our Chief Scientific Officer through Dr. Flavell’s retirement from such position on October 11, 2012.
(4)	Mr. Suttles resigned from the Board of Directors in June 2012.

Narrative to director compensation table.

Based on the recommendation of our Compensation Committee, our Board of Directors has adopted a compensation policy that is applicable to all of our non-employee directors. Under our Amended and Restated Non-employee Director Compensation Program, each non-employee director will receive an annual cash retainer, payable on a quarterly basis, and an annual stock option grant. In addition, upon initial appointment to the Board of Directors, each non-employee director will receive an initial stock option grant. Committee members and committee chairpersons will receive additional committee retainers, and if we elect a lead/non-executive chairman of the Board of Directors, he or she will also receive an additional lead director retainer. The retainer and stock option amounts that we provide are as follows:

•	an annual retainer of $30,000, payable on a quarterly basis;

•	an initial stock option grant to purchase 11,666 shares, to vest annually over three years;

•	an annual stock option grant to purchase 5,833 shares, to vest 100% on February 1 of the year following the date of grant;

•	an annual retainer for committee members as follows: $7,500 for members of the audit and compensation committees, and $3,500 for members of the nominating and governance committee;

•	an annual retainer for committee chairs as follows: $15,000 for the chairs of the audit and compensation committees, and $6,000 for the chair of the nominating and governance committee;

•	an additional annual retainer of $30,000 for any non-employee director appointed as lead/non-executive chairman of the board of directors; and

•	reimbursement for reasonable out-of-pocket business expenses.

In connection with his retirement from the position of Chief Scientific Officer in October 2012, we entered into an exclusive consultancy agreement with Dr. Flavell. Pursuant to the consultancy agreement, Dr. Flavell will earn $2,000 per day for 20 to 25 days of service per year, and he agrees not to provide services to any other party in the field of commercial, for profit bioenergy crop activities. The consultancy agreement had an initial term of one year, effective October 11, 2012, and automatically renews for an undetermined amount of time, subject to termination by either party by giving six months’ notice. In June 2013, Dr. Flavell was granted an option to purchase 5,000 shares of our common stock under the Amended and Restated Ceres, Inc. 2011 Equity Incentive Plan, or the 2011 Plan, in connection with his consulting services.

In June 2013, we entered into a consulting agreement with Dr. Goldberg pursuant to which we reimburse him for reasonable out-of-pocket business expenses incurred in the performance of his consulting duties of up to $25,000 per year. In addition, Dr. Goldberg was granted an option to purchase 5,000 shares of our common stock under the 2011 Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of these securities with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the forms furnished to us during or with respect to our most recent fiscal year, all of our directors and executive officers subject to the reporting requirements and each beneficial owner of more than ten percent of our Common Stock satisfied all applicable filing requirements under Section 16(a).

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

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the years ended August 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)

Richard Hamilton	2013	466,000	—	262,824	—	10,934	(3)	739,758
President and Chief Executive Officer	2012	443,877	198,000	—	1,470,663	15,147		2,127,687

Paul Kuc	2013	323,000	—	182,172	—	6,582	(4)	511,754
Chief Financial Officer	2012	309,077	129,000	—	514,726	6,428		959,231

J. Jefferson Gwyn(5)	2013	278,154	—	154,536	—	9,720	(6)	442,410
Vice President of Breeding and Genomics	2012	271,892	76,500	—	220,600	10,615		579,607

(1)	The Board of Directors, upon recommendation of the Compensation Committee, determined not to grant bonuses to our executive officers for fiscal 2013. For fiscal 2012, bonuses for our named executive officers were determined on a discretionary basis by our Compensation Committee and our Board of Directors. In general, the amount of each named executive officer’s target bonus was not determined by applying any specific formula, but was determined based upon the following: (i) the achievement of company milestones; (ii) the achievement of individual milestones; and (iii) other factors deemed relevant by our Compensation Committee and our Board of Directors. Accordingly, we are disclosing bonus amounts for fiscal 2012 in the “Bonus” column.
(2)	The amounts in the “Stock Awards” and “Option Awards” column reflect the aggregate grant date fair value of stock options and restricted stock awards granted during fiscal 2012 and fiscal 2013, as applicable, computed in accordance with ASC Topic 718. The assumptions used by us in determining the grant date fair value of option awards and our general approach to our valuation methodology are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Stock-based Compensation” section of this Annual Report on Form 10-K. These amounts do not correspond to the actual value that may be recognized by the named executive officers.
(3)	This amount includes a company matching contribution to our 401(k) plan in the amount of $10,634 and company-paid life insurance premiums in the amount of $300.
(4)	This amount includes a company matching contribution to our 401(k) plan in the amount of $6,282 and company-paid life insurance premiums in the amount of $300.
(5)	On October 11, 2013, we and Dr. Gwyn mutually agreed to end his employment effective March 31, 2014.
(6)	This amount includes a company matching contribution to our 401(k) plan in the amount of $9,420 and company-paid life insurance premiums in the amount of $300.

Outstanding Equity Awards at Fiscal 2013 Year-End

The following table itemizes outstanding equity awards held by the named executive officers as of August 31, 2013.

	Option Awards							Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable (1) *		Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock (#) That Have Not Vested **	Stock Award Grant Date	Market Value of Shares or Units of Stock ($) That Have Not Vested (3)
Richard Hamilton	12/19/2002	400,000	(4)	—		1.95	12/18/2012
	1/16/2006	68,333	(5)	—		3.90	1/15/2016
	12/21/2007	187,332	(6)	—		6.75	12/20/2017
	6/23/2011	66,666	(7)(8)	—		16.77	6/22/2021
	2/27/2012	—		133,333	(9)(10)	13.00	2/26/2022
								46,600	10/10/2012	55,454
Paul Kuc	9/3/2008	109,999	(11)	—		6.75	9/2/2018
	6/8/2010	33,332	(12)	—		6.75	6/7/2020
	6/23/2011	13,333	(7)(8)	—		16.77	6/22/2021
	2/27/2012	—		46,666	(9)(10)	13.00	2/26/2022
								32,300	10/10/2012	38,437
J. Jefferson Gwyn (13)	8/19/2008	24,999	(14)	—		6.75	8/18/2018
	9/15/2009	38,332	(15)	—		6.75	9/14/2019
	6/8/2010	33,332	(12)	—		6.75	6/7/2020
	6/23/2011	13,333	(7)(8)	—		16.77	6/22/2021
	2/27/2012	—		20,000	(9)(10)	13.00	2/26/2022
								27,400	10/10/2012	32,606

*	All stock options issued under our 2010 Stock Option/Stock Issuance Plan, or the 2010 Plan, and our 2000 Stock Option/Stock Issuance Plan, or the 2000 Plan, may be exercised prior to vesting, subject to repurchase rights that expire over the vesting periods indicated in the footnotes below.
**	Unvested shares of restricted stock are generally forfeited if the named executive officer’s employment terminates, except to the extent otherwise provided in an employment agreement or award agreement. The stock awards held by our named executive officers awards may be accelerated upon a change in control of our company, and/or a termination of employment following a change in control, as further described below in “Executive Compensation — Potential Severance Payments upon Termination and upon Termination Following a Change in Control”.
(1)	Unless otherwise specified, options granted before 2011 vest as to 25% of the original number of shares on the first anniversary of the vesting commencement date and the remainder of the shares vest ratably each month thereafter until the fourth anniversary of the vesting commencement date. Notwithstanding the foregoing, awards may be accelerated upon a change in control of our company, and/or a termination of employment following a change in control, as further described below in “Executive Compensation — Potential Severance Payments upon Termination and upon Termination Following a Change in Control”. Unvested options granted under the 2010 Plan and the 2000 Plan are subject to early exercise, in which case, until they vest, the shares acquired pursuant to such exercise will be restricted and subject to repurchase by the Company at the exercise price upon the participant’s termination of employment.
(2)	The option exercise price for options granted prior to our initial public offering represents the fair market value of our common stock as of the date of grant, as determined by our Board of Directors. The option exercise price for all options granted on February 27, 2012 have an exercise price equal to the initial public offering price per share of our initial public offering. For a discussion of our methodology for determining the fair market value of our common stock, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” section of this Annual Report on Form 10-K.

(3)	The market value of stock awards reported is computed by multiplying the number of shares of Restricted Stock granted by $1.19, which was the closing market price of one share of our Common Stock on August 30, 2013. The restricted stock awards granted in fiscal 2013 vest in three equal annual installments beginning October 10, 2013.
(4)	The vesting commencement date of this grant is September 23, 2002. The options underlying this grant were originally scheduled to expire on December 18, 2012. On August 15, 2012, we held a Special Meeting of Stockholders, at which the stockholders of the Company approved an amendment to the 2000 Plan to extend the term of such options to thirteen years from their date of grant (subject to the consent of the affected optionholders). Mr. Hamilton consented to the extension of these options to purchase 400,000 shares of common stock on September 10, 2012.
(5)	The vesting commencement date of this grant is January 16, 2006.
(6)	The vesting commencement date of this grant is December 21, 2007.
(7)	All options granted on June 23, 2011, are subject to a five-year vesting schedule with a two-year cliff, with 40% of the options vesting on the second anniversary of the grant date and the remainder vesting ratably each month thereafter until the fifth anniversary of the grant date.
(8)	The vesting commencement date of this grant is June 23, 2011.
(9)	All options granted on February 27, 2012, are subject to a five-year vesting schedule with a two-year cliff, with 40% of the options vesting on the second anniversary of the grant date and the remainder vesting ratably each month thereafter until the fifth anniversary of the grant date.
(10)	The vesting commencement date of this grant is February 27, 2012.
(11)	The vesting commencement date of this grant is September 3, 2008.
(12)	The vesting commencement date of this grant is June 8, 2010.
(13)	On October 11, 2013, we and Dr. Gwyn mutually agreed to end his employment effective March 31, 2014.
(14)	The vesting commencement date of this grant is August 11, 2008.
(15)	The vesting commencement date of this grant is August 1, 2009.

Potential Payments upon Termination and upon Termination in Connection with a Change in Control

We entered into employment agreements with each of our named executive officers that became effective on September 1, 2011, and which are described in more detail under “Executive Employment Agreements” below. Under these employment agreements, our named executive officers are entitled to certain severance payments and benefits in the event of their termination of employment under certain circumstances, including (i) termination without cause, (ii) resignation for good reason, (iii) termination without cause or resignation for good reason in connection with a change in control of the Company or (iv) termination due to death or disability. In addition, under our 2010 Plan and our 2000 Plan, our named executive officers are entitled to accelerated vesting of outstanding equity awards in the event of their involuntary termination of employment within 12 months after a change in control or other corporate transaction. Under our 2011 Plan, our named executive officers are entitled to accelerated vesting of outstanding equity awards in the event of a qualifying termination of employment, as defined in the 2011 Plan, within six months prior to or 12 months after a change in control or other corporate transaction.

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

Under the executive employment agreements, if the Company terminates the named executive officer’s employment or does not renew the term of the employment agreement for reasons other than for “cause” or if the named executive officer resigns his or her employment for “good reason”, then he will be entitled to (i) a lump sum severance payment equal to one years’ base salary; (ii) to the extent the termination occurs on or after the midpoint of the Company’s fiscal year, a pro-rated annual bonus and (iii) any other compensation and benefits accrued on or prior to the termination date. The named executive officer (or his or her estate, if applicable) will also receive the foregoing amounts if his or her employment is terminated due to death or disability.

If the named executive officer’s employment is terminated or not renewed by the Company for reasons other than for “cause” or if he resigns from his or her employment for “good reason”, in each case within six months prior to, or within twelve months after, a “change in control”, then he is entitled to a lump sum severance payment equal to two times his or her base salary and any other accrued compensation and benefits. If the named executive officer’s employment is terminated or the term of the employment agreement is not renewed for “cause” or if the named executive officer resigns from his or her employment or does not renew the term for any reason other than “good reason”, then he will be entitled only to compensation and benefits that have accrued on or prior to the termination date.

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

The initial base salaries set forth in each of our named executive officers’ employment agreements were such named executive officers’ rate of annual base salary on September 1, 2011. Upon the effective date of our initial public offering, we provided a salary increase for our named executive officers, as follows:

Name	Post-Offering Salary ($)
Richard Hamilton	466,000
Paul Kuc	323,000
J. Jefferson Gwyn	280,000

Item  12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock, as of November 15, 2013, by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our voting securities;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

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

Percentage ownership of our common stock in the table is based on 25,224,269 shares of our common stock outstanding on November 15, 2013. The number of shares beneficially owned by each person or group as of November 15, 2013 includes shares of common stock that such person or group had the right to acquire on or within 60 days after November 15, 2013, upon the exercise of options and warrants. References to options and warrants in the footnotes of the table below include only options and warrants outstanding as of November 15, 2013 that were exercisable on or within 60 days after November 15, 2013. For the purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after November 15, 2013 are included for that person or group but not the stock options or warrants of any other person or group.

Information in the table is derived from SEC filings made by such persons on Schedule 13D, Schedule 13G and/or under Section 16(a) of the Exchange Act and other information received by us. Except as otherwise set forth below, the address of the beneficial owner is c/o Ceres, Inc., 1535 Rancho Conejo Blvd., Thousand Oaks, CA 91320.

Name and Address of Beneficial Owner	Number (#)	Percentage (%)
5% Stockholders
Artal Luxembourg S.A. (1)	4,683,914	18.21%
Ambergate Trust (2)	3,265,232	12.72
Warburg Pincus Private Equity IX, L.P. (3)	2,922,345	11.38
Oxford Bioscience entities (4)	1,845,190	7.32
Gimv entities (5)	1,569,072	6.18
Oppenheimer Growth entities (6)	1,476,953	5.83
Wellington Management Company, LLP (7)	1,285,395	5.10

Directors and Named Executive Officers
Walter De Logi (8)	539,161	2.14
Pascal Brandys (9)	94,399	*
Raymond Debbane (1)(10)	26,506	*
Richard Flavell (11)	227,182	*
Robert Goldberg (12)	218,859	*
Daniel Glat	—	*
Richard Hamilton (13)	942,763	3.63
Thomas Kiley (14)	87,370	*
David B. Krieger (3) (15)	2,928,178	11.40
Edmund Olivier (4) (16)	1,876,919	7.44
Cheryl Morley (17)	5,833	*
Paul Kuc (18)	258,031	1.02
Jefferson J. Gwyn (19)	140,729	*

All directors and executive officers as a group (17 persons)	7,764,043	28.49%

*	Less than 1%
(1)	Includes 491,747 shares of common stock that may be acquired pursuant to the exercise of warrants held by Artal Luxembourg S.A. Raymond Debbane, one of our directors, is a director of Artal Group S.A. Artal Group S.A. is the parent entity of Artal International S.C.A., which is the parent entity of Artal Luxembourg S.A. Mr. Debbane disclaims beneficial ownership of the shares and shares underlying warrants held by Artal Luxembourg S.A., except to the extent of his pecuniary interest therein. The address for Artal Luxembourg S.A. is 105 Grand-Rue, L-1661, Luxembourg.
(2)	Represents 2,606,232 shares of common stock held by Rothschild Trust Guernsey Limited as Trustee F/B/O the Ambergate Trust, or Rothschild, and 359,000 shares of common stock held by The Lynda De Logi trust. Includes 453,866 shares of common stock that may be acquired pursuant to the exercise of warrants held by Rothschild. Mr. De Logi is the settlor of the Ambergate Trust and one of the beneficiaries. Mr. De Logi disclaims beneficial ownership of the shares held by the Ambergate Trust. The address for Rothschild is PO Box 472, St. Peter’s House, Le Bordage, St. Peter Port GY1 6AX, Guernsey.
(3)	Includes 461,538 shares of common stock that may be acquired pursuant to the exercise of warrants held by Warburg Pincus Private Equity IX, L.P., a Delaware limited partnership, or WP IX. The general partner of WP IX is Warburg Pincus IX LLC, a New York limited liability company, or WP IX LLC. Warburg Pincus Partners LLC, a New York limited liability company, or WP Partners, is the sole member of WP IX LLC. Warburg Pincus & Co., a New York general partnership, or WP, is the managing member of WP Partners. WP IX is managed by Warburg Pincus LLC, a New York limited liability company, or WP LLC. David B. Krieger, one of our directors, is a Managing Director of WP LLC and a General Partner of WP. The shares and shares underlying warrants acquired by WP IX are reflected as indirectly owned by Mr. Krieger because of his affiliation with the Warburg Pincus entities. Mr. Krieger disclaims beneficial ownership of the shares and shares underlying warrants held by WP IX, except to the extent of his pecuniary interests therein. Charles R. Kaye and Joseph P. Landy are Managing General Partners of WP and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus entities. Messrs. Kaye and Landy disclaim beneficial ownership of all shares held by the Warburg Pincus entities. The address for WP IX, WP IX LLC, WP Partners, WP, WP LLC, the Warburg Pincus entities and Messrs. Kaye, Krieger and Landy is 450 Lexington Avenue, New York, NY 10017.

(4)	Represents 776,515 shares of common stock held by Oxford Bioscience Partners II, L.P., 103,229 shares of common stock held by Oxford Bioscience Partners (GS-Adjunct) II, L.P., 221,110 shares of common stock held by Oxford Bioscience Management Partners II, 162,406 shares of common stock held by Oxford Bioscience Partners (Adjunct) II, L.P. and 581,930 shares of common stock held by Oxford Bioscience Partners (Bermuda) II, Limited Partnership. OBP Management II L.P. is the general partner of Oxford Bioscience Partners II L.P., Oxford Bioscience Partners (Adjunct) II L.P. and Oxford Bioscience Partners (GS-Adjunct) II L.P. Edmund Olivier, Alan Walton, Cornelius Ryan and Jonathan Fleming are the general partners of OBP Management II L.P. OBP Management (Bermuda) II Limited Partnership is the general partner of Oxford Bioscience Partners (Bermuda) II Limited Partnership. Edmund Olivier, Alan Walton, Cornelius Ryan and Jonathan Fleming are the general partners of Oxford Bioscience Partners (Bermuda) II Limited Partnership. Messrs. Olivier, Walton, Ryan and Fleming all disclaim beneficial ownership of the shares except to the extent of their pecuniary interests therein. The shares acquired by the Oxford Bioscience entities are reflected as indirectly owned by Mr. Olivier because of his affiliation with the Oxford Bioscience entities. The address for Oxford Bioscience Partners is 535 Boylston Street, Suite 402, Boston, MA 02116.
(5)	Represents 97,780 shares of common stock held by Adviesbeheer Gimv Life Sciences 2004 N.V. and 1,471,292 shares of common stock held by Gimv N.V. Includes 22,308 shares of common stock that may be acquired pursuant to the exercise of warrants held by Adviesbeheer Gimv Life Sciences 2004 N.V. and 126,410 shares of common stock that may be acquired pursuant to the exercise of warrants held by Gimv N.V. The address for Adviesbeheer Gimv Life Sciences 2004 N.V. and Gimv N.V. is Karel Oomsstraat 37, B-2018, Antwerpen, Belgium.
(6)	Represents 1,134,780 shares of common stock held by Oppenheimer International Growth Fund and 342,173 shares of common stock held by Oppenheimer MassMutual International Equity Fund. Includes 126,666 shares of common stock that may be acquired pursuant to the exercise of warrants held by Oppenheimer International Growth Fund. The address for Oppenheimer International Growth Fund is 2 World Financial Center, 225 Liberty Street, New York, NY 10281.
(7)	Wellington Management Company, LLP reported that it has shared voting power over 1,245,300 shares of common stock and shared dispositive power over 1,285,395 shares of common stock. The address for Wellington Management Company, LLP is 280 Congress Street, Boston, MA 02210.
(8)	Includes 5,833 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 15, 2013. Also includes 53,330 shares of common stock held by Lynda De Logi, Walter De Logi’s spouse.
(9)	Includes 35,833 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 15, 2013, 1,668 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Brandys’ cessation of service with us prior to vesting.
(10)	Includes 5,833 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 15, 2013.
(11)	Includes 114,999 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 15, 2013, 8,500 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Dr. Flavell’s cessation of service with us prior to vesting.
(12)	Includes 188,026 shares of common stock held by The Robert B. Goldberg Revocable Living Trust and 30,833 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 15, 2013, 1,459 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Dr. Goldberg’s cessation of service with us prior to vesting.
(13)	Includes 31,067 shares of restricted stock held by Dr. Hamilton, 33,333 shares of common stock held by the Richard Hamilton 2011-Ceres GRAT and 722,331 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 15, 2013, 35,556 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Dr. Hamilton’s cessation of service with us prior to vesting.
(14)	Includes 50,833 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 15, 2013, 1,876 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Kiley’s cessation of service with us prior to vesting. Also includes 14,743 shares of common stock held by The Kiley Revocable Trust and 5,128 shares of common stock issuable upon the exercise of warrants held by The Kiley Revocable Trust.
(15)	Includes 2,922,345 shares of common stock held by WP IX, including the 461,538 shares identified in footnote 3. Also includes 5,833 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 15, 2013.
(16)	Includes 5,833 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 15, 2013. Also includes 1,845,190 shares of common stock identified in footnote 4, 6,666 shares of common stock held by Mr. Olivier and 19,230 additional shares of common stock held by the Edmund and Ellen Olivier Revocable Family Trust.
(17)	Consists of 5,833 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 15, 2013.

(18)	Includes 88,201 shares of restricted stock held by Mr. Kuc and 156,664 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 15, 2013, 11,974 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Kuc’s cessation of service with us prior to vesting.
(19)	Includes 18,267 shares of restricted stock held by Dr. Gwyn and 109,996 shares of common stock issuable pursuant to stock options exercisable within 60 days of November 15, 2013, 11,974 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Dr. Gwyn’s cessation of service with us prior to vesting. On October 11, 2013, we and Dr. Gwyn mutually agreed to end his employment effective March 31, 2014.

Equity Compensation Plans

The following table provides information as of August 31, 2013 regarding compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	2,791,556	(1)	$7.49	1,916,292	(2)
Equity compensation plans not approved by stockholders	—		—	—
Total	2,791,556	(1)	$7.49	1,916,292	(2)

(1)	Consists of shares underlying stock options granted under our Amended and Restated 2011 Equity Incentive Plan, or the 2011 Plan, our 2010 Stock Option/Stock Issuance Plan, or the 2010 Plan, and our 2000 Stock Option/Stock Issuance Plan, or the 2000 Plan.
(2)	Consists of shares issuable under the 2011 Plan and the 2010 Plan. No additional shares are available for future issuance under the 2000 Plan other than in respect of shares underlying outstanding stock options. The shares issuable under the 2011 Plan may be increased by the number of shares that would have been issuable under any stock option granted under the 2010 Plan or the 2000 Plan that were forfeited or that expired without being exercised. No future grants will be made under the 2010 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements, including employment, termination of employment and change-in-control and indemnification arrangements, discussed above under “Item 10. Management and Item 11. Executive Compensation,” the following is a description of each transaction since September 1, 2012, and each currently proposed transaction in which:

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

Item 14.    Principal Accountant Fees and Services

Independent Registered Public Accounting Firm’s Fees

The following table presents fees billed for professional audit services and other services rendered to us by KPMG LLP for the years ended August 31, 2013 and 2012 (in thousands).

	Year ended August 31,
	2013	2012
Audit Fees	$485	$1,178
Audit-related Fees	—	70
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$485	$1,248

In the above table, in accordance with applicable SEC rules:

•	The “Audit Fees” category includes aggregate fees billed in the relevant fiscal year for professional services rendered for the audit of annual financial statements, review of financial statements included in Quarterly Reports on Form 10-Q, services rendered in connection with our initial public offering and for services that are normally provided in connection with statutory or regulatory filings or engagements for those fiscal years.

•	The “Audit-Related Fees” category consists of fees billed for professional services rendered in connection audit requirements relating to our government grants.

•	“Tax Fees” are fees in the year for professional services for tax compliance, tax advice, and tax planning. We did not incur any fees related to tax services from KPMG LLP in the years ended August 31, 2013 or 2012.

•	“All Other Fees” are fees in the year for any products and services not included in the first three categories. We did not incur any fees related to tax services from KPMG LLP in the years ended August 31, 2013 or 2012.

Audit Committee Pre-approval Policy

Our Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm, except where pre-approval is not required because such non-audit services are de minimis under the rules of the SEC, in which case subsequent approval may be obtained. In April 2013, our Audit Committee delegated to the Chair of our Audit Committee the authority to pre-approve audit and permissible non-audit services. Our Audit Committee pre-approval policy is set forth in the Audit Committee Charter available at http://investor.ceres.net.

All fees paid to, and all services provided by, KPMG LLP during the years ended August 31, 2013 and 2012 were pre-approved by our Audit Committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of November, 2013.

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

Signature	Capacity	Date

/s/ WALTER DE LOGI	Chairman of the Board	November 26, 2013
Walter De Logi, PhD

/s/ PASCAL BRANDYS	Director	November 26, 2013
Pascal Brandys

/s/ RAY DEBBANE	Director	November 26, 2013
Raymond Debbane

/s/ RICHARD FLAVELL	Director	November 26, 2013
Richard Flavell, PhD, FRS, CBE

/s/ DANIEL GLAT	Director	November 26, 2013
Daniel Glat

/s/ BOB GOLDBERG	Director	November 26, 2013
Robert Goldberg

/s/ RICHARD HAMILTON	President, Chief Executive Officer and Director	November 26, 2013
Richard Hamilton, PhD

/s/ THOMAS KILEY	Director	November 26, 2013
Thomas Kiley

/s/ STEVEN KOONIN	Director	November 26, 2013
Steven Koonin

/s/ DAVID KRIEGER	Director	November 26, 2013
David B. Krieger

/s/ CHERYL MORLEY	Director	November 26, 2013
Cheryl P. Morley

/s/ EDMUND OLIVIER	Director	November 26, 2013
Edmund Olivier

CERES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ceres, Inc.:

We have audited the accompanying consolidated balance sheets of Ceres, Inc. and subsidiary as of August 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended August 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceres, Inc. and subsidiary as of August 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

November 25, 2013

CERES, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	August 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$8,881	$21,069
Marketable securities	21,630	33,565
Prepaid expenses	791	1,050
Accounts receivable	957	765
Inventories	20	841
Other current assets	157	278
Total current assets	32,436	57,568
Property and equipment, net	4,633	5,756
Marketable securities	-	5,720
Other assets	109	203
Total long-term assets	4,742	11,679
Total assets	$37,178	$69,247
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,825	$5,476
Deferred revenue	-	701
Deferred rent	18	31
Current portion of long-term debt	154	134
Total current liabilities	3,997	6,342
Deferred rent	93	88
Long-term debt, net of current portion	82	256
Total liabilities	4,172	6,686
Commitments and contingencies
Stockholders’ equity:
Common Stock, $0.01 par value; 490,000,000 shares authorized; 24,897,199 shares issued and outstanding at August 31, 2013; 24,549,029 shares issued and outstanding at August 31, 2012.	248	245
Additional paid-in capital	308,038	304,672
Accumulated other comprehensive loss	(696)	(283)
Accumulated deficit	(274,584)	(242,073)
Total stockholders’ equity	33,006	62,561
Total liabilities and stockholders’ equity	$37,178	$69,247

See accompanying notes to the consolidated financial statements.

CERES, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended August 31,
	2013	2012	2011
Revenues:
Product sales	$462	$432	$116
Collaborative research and government grants	4,781	4,939	6,500
Total revenues	5,243	5,371	6,616

Cost and operating expenses:
Cost of product sales	6,245	2,384	2,492
Research and development	16,401	19,155	19,014
Selling, general and administrative	15,187	12,634	10,008
Total cost and operating expenses	37,833	34,173	31,514
Loss from operations	(32,590)	(28,802)	(24,898)
Interest expense	(46)	(560)	(456)
Interest income	126	39	7
Other expense	-	(84)	(11,020)
Loss before income taxes	(32,510)	(29,407)	(36,367)
Income tax (expense) benefit	(1)	(3)	31
Net Loss	$(32,511)	$(29,410)	$(36,336)
Basic and diluted net loss per share attributable to common stockholders	$(1.31)	$(2.18)	$(18.34)
Weighted average outstanding common shares used for net loss per shares attributable to common stockholders:
Basic and diluted	24,796,030	13,488,336	1,981,627

See accompanying notes to the consolidated financial statements.

F-4

CERES, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended August 31,
	2013	2012	2011
Net loss	$(32,511)	$(29,410)	$(36,336)
Other comprehensive income (loss):
Foreign currency translation adjustments	(395)	(262)	(27)
Net unrealized (loss) gain on marketable securities	(18)	6	—
Total comprehensive loss	$(32,924)	$(29,666)	$(36,363)

See accompanying notes to the consolidated financial statements.

CERES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

				Accumulated
	Common Stock		Additional	Other		Total
	Number of		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at August 31, 2010	1,948,042	$19	$5,479	$-	$(176,327)	$(170,829)
Exercise of common stock options	66,126	1	163	-	-	164
Stock compensation expense	-	-	2,710	-	-	2,710
Net loss	-	-	-	-	(36,336)	(36,336)
Foreign currency translation adjustment	-	-	-	(27)	-	(27)
Balance at August 31, 2011	2,014,168	20	8,352	(27)	(212,663)	(204,318)
Exercise of common stock options	298,282	3	535	-	-	538
Common stock issued upon IPO, net of offering costs	5,750,000	58	65,100	-	-	65,158
Conversion of convertible notes upon IPO	1,098,575	11	14,271	-	-	14,282
Conversion of convertible preferred stock upon IPO	15,353,221	153	197,349	-	-	197,502
Cancellation of common stock	(5,817)	-	-	-	-	—
Restricted stock issued	45,100	-	-	-	-	—
Restricted stock cancelled	(4,500)	-	-	-	-	—
Conversion of liability classified warrants to equity classified warrants upon IPO	-	-	17,158	-	-	17,158
Stock compensation expense	-	-	1,909	-	-	1,909
Effect of reverse stock split	-	-	(2)	-	-	(2)
Net loss	-	-	-	-	(29,410)	(29,410)
Foreign currency translation adjustment	-	-	-	(262)	-	(262)
Unrealized gain on marketable securities	-	-	-	6	-	6
Balance at August 31, 2012	24,549,029	245	304,672	(283)	(242,073)	62,561
Exercise of common stock options	23,832	-	56	-	-	56
Restricted stock issued	348,375	3	-	-	-	3
Restricted stock cancelled	(24,037)	-	-	-	-	-
Stock compensation expense	-	-	3,310	-	-	3,310
Net loss	-	-	-	-	(32,511)	(32,511)
Foreign currency translation adjustment	-	-	-	(395)	-	(395)
Unrealized gain on marketable securities	-	-	-	(18)	-	(18)
Balance at August 31, 2013	24,897,199	248	308,038	(696)	(274,584)	33,006

See accompanying notes to the consolidated financial statements.

CERES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	August 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(32,511)	$(29,410)	$(36,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of common and preferred stock warrants and convertible notes	-	84	(818)
Charge on issuance of convertible notes	-	-	2,205
Charge for modification of liability classified warrants	-	-	9,633
Impairment of assets, net of insurance proceeds	2	26	-
Net loss on disposal of assets	109	30	42
Depreciation	1,912	2,059	2,075
Amortization of premiums on marketable securities	572	-	-
Stock compensation	3,310	1,909	2,710
Other	130	-	-
Changes in operating assets and liabilities:
Prepaid expenses	337	(419)	44
Accounts receivable	(195)	527	(96)
Inventories	679	(841)	—
Deferred offering costs	-	2,775	(2,775)
Other assets	26	59	(83)
Accounts payables and accrued expenses	(1,517)	(1,827)	3,197
Deferred revenue	(701)	(223)	247
Deferred rent	(8)	(61)	(52)
Net cash used in operating activities	(27,855)	(25,312)	(20,007)

Cash flows from investing activities:
Purchases of property and equipment	(892)	(1,265)	(548)
Proceeds from sale of property and equipment	-	-	112
Proceeds from insurance	-	1,000	-
Change in restricted cash and investments	-	3,000	-
Purchase of marketable securities (at cost)	(15,944)	(39,278)	-
Maturities of marketable securities	32,879	-	-
Net cash provided by (used in) investing activities	16,043	(36,543)	(436)

Cash flows from financing activities:
Principal payments on debt	(240)	(6,921)	(2,263)
Proceeds from issuance of convertible notes	-	-	11,425
Proceeds from issuance of debt and preferred stock warrants	-	2,500	-
Proceeds from issuance of common stock	60	538	164
Proceeds from issuance of common stock upon IPO, net of underwriters discounts and commission	-	65,158	-
Net cash (used in) provided by financing activities	(180)	61,275	9,326
Effect of foreign currency translation on cash	(196)	(262)	(27)
Net (decrease) increase in cash and cash equivalents	(12,188)	(842)	(11,144)
Cash and cash equivalents at beginning of period	21,069	21,911	33,055

Cash and cash equivalents at end of period	$8,881	$21,069	$21,911

See accompanying notes to the consolidated financial statements.

CERES, INC.

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended August 31,
	2013	2012	2011
Supplemental cash flow information:
Interest paid during the year	$1	$376	$373
Income taxes paid during the year	$1	$3	$1
Supplemental schedule of non-cash investing and financing activities:
Additions to property and equipment under capital leases	$263	$489	$—
Acquisitions of assets under accounts payable & accrued expenses	$—	$330	$—
Accrued deferred offering costs	$—	$—	$1,965
Surrender of common stock applied to stock option exercise	$—	$90	$—
Detail of IPO transactions;
Conversion of convertible notes to common stock	$—	$14,282	$—
Conversion of convertible preferred stock to common stock	—	197,502	$—

Conversion of liability classified warrants to equity classified warrants	—	17,158	$—

Total non-cash IPO transactions	$—	$228,942	$—

See accompanying notes to the consolidated financial statements

(1) Summary of Significant Accounting Policies

Description of Business

Ceres, Inc. (Company) is an agricultural biotechnology company selling seeds to produce dedicated energy crops – renewable bioenergy feedstocks that can enable the large-scale replacement of petroleum and other fossil fuels. The Company uses a combination of advanced plant breeding and biotechnology to develop seed products.

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

Liquidity

The Company has incurred substantial net losses from operations since its inception, including net losses of $32,511, $29,410 and $36,336 for the years ended August 31, 2013, 2012, and 2011, respectively. As of August 31, 2013 the Company had an accumulated deficit of $274,584.

Management has taken certain actions subsequent to August 31, 2013 to extend the Company’s available working capital. The Company expects to incur additional losses related to the continued development and expansion of its business, including research and development, seed production and operations, and sales and marketing. The Company plans to finance its operations for the next 12 to 15 months with cash and investments currently on hand, with cash inflows from collaboration and grant funding and from product sales. There is no assurance that the Company will achieve profitable operations, or if achieved, that profitable operations can be sustained on a continued basis.

Management believes that the Company’s cash and cash equivalents and marketable securities at August 31, 2013 are sufficient to fund operations for the next 12 months.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (GAAP) and with the Rules and Regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. Cash equivalents totaled $8,881 and $16,769 at August 31, 2013 and 2012, respectively.

Marketable Securities

Marketable securities are classified as available for sale and are recorded at fair value, with the unrealized gains and losses, if any, net of taxes, reported as a component of shareholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred.

In determining whether an other-than-temporary impairment exists for debt securities, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that there has been no other-than-temporary impairment of its marketable securities.

The cost of marketable securities sold is based upon the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. There were no sales of marketable securities during the years ended August 31, 2013 and 2012.

The Company classifies marketable securities as current or non-current based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.

Financial Instruments

The carrying value of financial instruments such as cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these instruments. At each period end, the fair value of the long-term debt approximated carrying value based on interest rates currently available to the Company.

Fair Value of Financial Instruments

Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The following tables present the Company’s financial assets that were measured at fair value on a recurring basis as of August 31, 2013 and 2012 by level within the fair value hierarchy:

	August 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$2,310	$—	$—	$2,310
Certificates of deposit — available for sale	—	4,555	—	4,555
Commercial paper — available for sale	—	2,198	—	2,198
Corporate bonds — available for sale	—	16,076	—	16,076
Total	$2,310	$22,829	$—	$25,139

All of the money market funds and $1,199 of the commercial paper are included in cash and cash equivalents on the consolidated balance sheets.

	August 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$16,769	$—	$—	$16,769
Commercial paper — available for sale	—	10,187	—	10,187
Corporate bonds — available for sale	—	29,098	—	29,098
Total	$16,769	$39,285	$—	$56,054

All of the money market funds are included in cash and cash equivalents on the consolidated balance sheets.

Accounts Receivable

Accounts receivable represents amounts owed to the Company from product sales and collaborative research and government grants. The Company had no amounts reserved for doubtful accounts at August 31, 2013 and 2012 as the Company expected full collection of the accounts receivable balances.

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

	As of August 31,
Customers	2013	2012
Customer A	37.3	47.9
Customer B	23.1	*
Customer D	**	13.6
Customer E	*	15.2
Customer F	21.8	**

*	Less than 10%
**	No balance

Customers representing greater than 10% of revenues were as follows (in percentages):

	Year Ended August 31,
Customers	2013	2012	2011
Customer A	21.2	24.7	20.5
Customer B	20.2	16.8	16.6
Customer C	**	*	20.9
Customer D	14.5	17.4	25.4
Customer F	22.5	14.0	*

*	Less than 10%
**	No revenue

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that an impairment indicator has occurred, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. In fiscal years 2013 and 2012 there was an indicator that impairment has occurred. However, there was no impairment as the carrying amount of the property and equipment did not exceed the fair value of such assets.

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

The convertible preferred stock was not redeemable by the Company or at the option of the preferred stockholders. The holders of the Company’s outstanding convertible preferred stock, voting or consenting together as a separate class, controlled the vote of the Company’s stockholders. As a result, the holders of all series of the Company’s convertible preferred stock could vote to approve a change in control under circumstances that would trigger a deemed liquidation under the Company’s certificate of incorporation in effect prior to the IPO. As redemption of the convertible preferred stock through a deemed liquidation was outside the control of the Company, all shares of convertible preferred stock were classified as temporary equity rather than as a component of stockholders’ equity in the Company’s consolidated balance sheets. The carrying value of convertible preferred stock was recorded at its fair value at the date of issue. As discussed in Note (1), all of the outstanding shares of convertible preferred stock were automatically converted into shares of common stock upon the closing of the IPO.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees using a fair value method under ASC Topic 718, Compensation – Stock Compensation, which requires the recognition of compensation expense for costs related to all stock-based payments including stock options and restricted stock awards.

The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses an option pricing model to estimate the fair value of stock options granted that are expensed on a straight-line basis over the vesting period. The Company accounts for stock options issued to non-employees based on the estimated fair value of the awards using the option pricing model. The measurement of stock-based compensation to non-employees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered.

The Company accounts for restricted stock awards based on the quoted market price of the Company’s common stock on the date of grant that are expensed on a straight-line basis over the vesting period.

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

Deferred Revenue

The Company recognizes deferred revenue to the extent that cash received under the collaboration agreement is in excess of the revenues recognized related to the agreement since the work under the agreement has not yet been performed at the time of cash receipt, which is classified as other current liabilities on the accompanying consolidated balance sheet.

On December 20, 2007, the Company and Campbell Soup Company (Campbell) entered into a development and license agreement under which the Company was working to improve yields of a food product. The agreement provided that the Company would receive $7,500 in payments from Campbell over a five-year period provided milestones were met. In addition, the agreement provided that the Company would be entitled to receive a royalty based on the gross sales of crop varieties created under the agreement. In December 2011, the development and license agreement was amended to extend the $7,500 in payments from Campbell over a six-year period. In November 2012, following Campbell’s sale of its vegetable seed assets to a third party, the development and license agreement, as amended, was terminated and cancelled. In connection with the termination, Campbell paid the Company $550 in full and complete satisfaction of all remaining financial obligations. The Company recognized revenue of $758, $933 and $1,683 under this agreement in 2013, 2012 and 2011, respectively.

The Company has earned research funding revenues from several agreements with the DOE, the USDA, USAID and several leading bio-fuels producers whereby the Company performed research activities and received revenues that partially reimbursed its expenses incurred. Under such grants and agreements, the Company retained a proprietary interest in the products and technology it developed. These expense reimbursements primarily consisted of direct expense sharing arrangements. The Company recorded revenue related to these grants of approximately $2,355, $2,416 and $3,120 in 2013, 2012 and 2011, respectively. The cumulative remaining amount to be claimed for all grants and certain collaboration agreements outstanding as of August 31, 2013 is approximately $2,288.

On December 16, 2008, the Company and Syngenta Biotechnology, Inc. (Syngenta) entered into a software license and collaboration agreement pursuant to which the Company provided software, software development and customer support for certain research application-based software. The agreement was structured into three phases and under the agreement, the Company received $1,500 in payments over an approximate 4.5 year period. The software delivered is comprised of multiple elements, which include software, installation, training, customization of software, and software support. On April 16, 2012, the agreement was amended to reflect Syngenta’s acceptance of all software and software support services provided under the original agreement and to allow for the continuation of certain software support services during a post development support period beginning April 16, 2012 and extending until all services are terminated pursuant to the terms of the agreement. The Company recognized revenues equal to the amount of expense recognized as services were rendered until April 15, 2012, when the software support became the only undelivered element. Beginning April 16, 2012, the unrecognized revenue under the agreement is being recognized ratably over the remaining software support period. The Company recognized revenues totaling $1,180, $750 and $243 under this agreement in 2013, 2012 and 2011, respectively.

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

Seed Inventories

At August 31, 2013, inventory consisted of work-in-process costs related to sweet sorghum seeds. At August 31, 2012, inventory consisted of work-in-process and finished good costs related to sweet sorghum seeds. Inventory costs are computed on a first-in, first-out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. At August 31, 2013, all seed inventory other than work-in-process was fully written off based on the lower of cost or market, based on on the Company's evaluation of such inventory.

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

The Company accounts for unrecognized tax benefits also in accordance with ASC 740, Income Taxes, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution to any related appeals or litigation, based solely on the technical merits of the position. The Company has no accrual for interest or penalties related to uncertain tax positions at August 31, 2013 and 2012, and did not recognize interest or penalties in the Statements of Operations during the years ended August 31, 2013, 2012 and 2011.

The major jurisdictions in which the Company files income tax returns include the federal and state jurisdictions within the United States and Brazil, where it has a subsidiary. The tax years after 2008 remain open to examination by federal and state taxing jurisdictions and the tax years after 2010 remain open to examination by foreign jurisdictions. However, the Company has NOLs beginning in 1998 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

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

Accumulated Other Comprehensive Income

The Company’s unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments represents the components of comprehensive income (income) and have been disclosed in the consolidated statements of stockholders’ equity (deficit).

The following summarizes the changes in the balances of each component of accumulated comprehensive income (loss) during the years presented:

			Accumulated
	Foreign	Unrealized	Other
	Currency	Gains (Losses)	Comprehensive
	Translation	on Securities	Loss
Balance at August 31, 2011	$(27)	$-	$(27)
Comprehensive (loss) gain	(262)	6	(256)
Balance at August 31, 2012	(289)	6	(283)
Comprehensive loss	(395)	(18)	(413)
Balance at August 31, 2013	$(684)	$(12)	$(696)

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended
	August 31,
	2013	2012	2011
Net loss	$(32,511)	$(29,410)	$(36,336)
Basic and diluted net loss per common share	$(1.31)	$(2.18)	$(18.34)
Basic and diluted weighted average outstanding common shares used for net loss	24,796,030	13,488,336	1,981,627

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	Year Ended
	August 31,
	2013	2012	2011
Options to purchase common stock	2,791,556	2,778,508	2,597,285
Warrants to purchase common stock	2,082,045	2,082,045	1,994,868
Warrants to purchase convertible preferred stock	—	—	20,511
Convertible preferred stock	—	—	15,353,226
Convertible notes	—	—	1,171,818
Total	4,873,601	4,860,553	21,137,708

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012 and is to be applied prospectively. The Company does not anticipate that the adoption of this ASU will materially change the presentation of its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when: (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction, and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 changes existing presentation requirements but does not require new recurring disclosures and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2013. The Company does not anticipate that the adoption of this ASU will materially change the presentation of its consolidated financial statements.

(2) Marketable Securities

Marketable securities classified as available for sale consisted of the following:

	August 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available for sale securities	Cost	Gain	Loss	Fair Value
Certificates of Deposit	$4,561	$-	$(6)	$4,555
Commercial Paper	2,199	-	(1)	2,198
Corporate Bonds	16,081	2	(7)	16,076
Total	$22,841	$2	$(14)	$22,829

$1,199 of the commercial paper is included in the cash and cash equivalents on the consolidated balance sheets.

	August 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available for sale securities	Cost	Gain	Loss	Fair Value
Commercial Paper	$10,187	$2	$(2)	$10,187
Corporate Bonds	29,092	17	(11)	29,098
Total	$39,279	$19	$(13)	$39,285

There were no marketable securities classified as held-to maturity as of August 31, 2013 and 2012, respectively.

The following tables summarize the amortized cost and fair value of the Company’s marketable securities, classified by stated maturity as of August 31, 2013 and 2012:

	August 31, 2013
	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$22,841	$22,829
Due in 1 — 2 years	-	-
	$22,841	$22,829

	August 31, 2012
	Amortized
	Cost	Fair Value
Marketable securities
Due in 1 year or less	$33,567	$33,565
Due in 1 - 2 years	5,712	5,720
	$39,279	$39,285

(3) Inventories

Inventories consisted of the following:

	August 31,	August 31,
	2013	2012
Work in process	$20	$264
Seed inventory	-	577
Total inventories	$20	$841

(4) Property and Equipment

Property and equipment are summarized as follows:

	As of
	August 31,
	2013	2012
Land	$43	$43
Automobiles and trucks	796	728
Buildings	3,180	3,252
Office, laboratory, farm and warehouse equipment and furniture	14,792	15,552
Leasehold improvements	5,716	5,709
	24,527	25,284
Less accumulated depreciation	(19,894)	(19,528)
Property and equipment, net	$4,633	$5,756

(5) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	August 31,
	2013	2012
Accounts payable	$1,289	$1,865
Accrued payroll and related expenses	1,020	2,530
Research and development contracts	1,098	686
Accrued grower commitments	38	76
Other	380	319
	$3,825	$5,476

(6) Long-Term Debt

Long-term debt is summarized as follows:

	As of
	August 31,
	2013	2012
Capital Leases	$236	S	390
	236		390
Less current portion	(154)		(134)
	$82		$256

The aggregated maturities of debt as of August 31, 2013 are as follows:

2014	$154
2015	73
2016	9
$236

(7) Stock-Based Compensation

Equity Plans

The Company has established three equity plans: the Ceres, Inc. 2000 Stock Option/Stock Issuance Plan (2000 Plan), the Ceres, Inc. 2010 Stock Option/Stock Issuance Plan (2010 Plan) and the Amended and Restated Ceres, Inc. 2011 Equity Incentive Plan (2011 Plan, and collectively with the 2000 Plan and the 2010 Plan, the Equity Plans). The Equity Plans provide for grants of Incentive Stock Options (ISOs) to employees and Nonqualified Stock Options (NSOs), stock and restricted stock to employees, directors, and consultants. In addition, the 2011 Plan provides for the grant of other equity based awards such as restricted stock units, stock appreciation rights and deferred stock to employees, directors and consultants. The option term, as determined by the Company’s Board of Directors, may not exceed ten years. Vesting, also determined by the Company’s Board of Directors, generally occurs ratably over four to five years. ISOs and NSOs may be granted at a price per share of not less than the fair market value at the date of grant.

During September 2012, the Company modified options to purchase 403,333 shares of common stock that were scheduled to expire on December 18, 2012 by extending the terms such that the options now expire on December 18, 2015. A modification charge of $157 was recorded in September 2012.

The total number of shares reserved for issuance under the Equity Plans is 6,754,999. At the Company’s 2013 Annual Meeting of Stockholders, the stockholders approved the amendment and restatement of the Ceres, Inc. 2011 Equity Incentive Plan, which increased the maximum aggregate number of shares that may be issued under the plan by 1.5 million shares and prohibits the repricing of stock options without stockholder approval. As of August 31, 2013, the Company had 1,916,292 shares available under the 2011 Plan for future grant. The Company does not intend to make further grants under the 2000 Plan or the 2010 Plan.

Stock Option Valuation and Compensation

The Company uses a Black Scholes option pricing model to determine the fair value of stock options. The weighted average grant date fair value of stock option awards was $2.64, $10.40 and $8.16 per option share for 2013, 2012, and 2011, respectively.

The weighted average grant date estimated fair value of the Company’s common stock was $3.63, $14.44 and $11.97 per share for 2013, 2012, and 2011, respectively.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year ended
	August 31,
	2013	2012	2011
Expected term (in years)	5.50-6.08	5.50-6.46	6.08-6.46
Expected volatility	87%-88%	78%-81%	70%-78%
Risk free interest rate	0.82%-1.96%	0.88%-1.35%	1.48%-2.44%
Expected dividend yield	0%	0%	0%

Expected Term — Because of limited employee share option exercises, the Company uses a simplified method in which the expected term of an award is presumed to be mid-point between the vesting date and the expiration date of the award. The expected term for all employee option grants is an average of 3.06 years.

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

Stock-based compensation expense included in operating expenses and total intrinsic value of stock options exercised are as follows:

	Year ended
	August 31,
	2013	2012	2011
Stock-based compensation costs for employee stock options	$3,624	$2,464	$1,478
Fair value changes of collaboration warrants	(314)	(555)	1,232
Total stock-based compensation costs included in operating expenses	$3,310	$1,909	$2,710
Intrinsic value of stock options exercised	$79	$3,573	$632

Stock Option Activity

The following summarizes the stock option transactions under the Equity Plans during the periods presented:

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at August 31, 2011	2,597,285	$6.06
Options granted	623,645	12.77
Options exercised	(298,282)	2.11
Options forfeited	(144,140)	7.34
Options outstanding at August 31, 2012	2,778,508	7.92
Options granted	315,064	3.63
Options exercised	(23,832)	2.36
Options forfeited	(278,184)	7.87
Options outstanding at August 31, 2013	2,791,556	$7.49

The following table summarizes information about stock options outstanding and exercisable at August 31, 2013:

		Average			Average
		Remaining	Weighted-	Number	Remaining	Weighted-
Range of	Number	Contractual	Average	Vested and	Contractual	Average
Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Life	Exercise Price

$1.95	415,331	2.26	$1.95	415,331	2.26	$1.95
$3.90 - $4.05	301,492	2.50	3.91	301,492	2.50	3.91
$6.75	808,211	5.29	6.75	761,705	5.20	6.75
$7.32	192,940	7.29	7.32	127,585	7.29	7.32
$16.77	160,536	7.78	16.77	72,990	7.76	16.77
$17.16	79,028	7.88	17.16	33,951	7.88	17.16
$12.71	36,442	8.29	12.71	12,454	8.22	12.71
$12.10	46,664	8.49	12.10	46,664	8.49	12.10
$13.00	444,817	8.49	13.00	—	—	—
$8.97	750	8.80	8.97	225	8.80	8.97
$6.66	11,666	8.98	6.66	—	—	—
$3.60 - $7.70	25,350	9.03	5.70	12,300	8.86	7.70
$3.94	24,000	9.25	3.94	—	—	—
$3.32	64,163	9.42	3.32	—	—	—
$3.49	1,500	9.44	3.49	—	—	—
$1.40 - $3.30	178,666	9.81	3.18	—	—	—
	2,791,556			1,784,697

No tax benefits were recorded on compensation costs recognized during the year ended August 31, 2013. The tax benefit realized from options exercised during the year ended August 31, 2012 was $32. No tax benefits were recorded on compensation costs recognized for the year ended August 31, 2011. As of August 31, 2013 and 2012, there were $5,389 and $8,189 of total unrecognized compensation cost related to stock options respectively. That cost is expected to be recognized over a weighted average 3.06 years. The Company’s policy is to issue new shares for options exercised.

Restricted Stock Activity

The following summarizes the restricted stock transactions under the Equity Plans for the periods presented:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Restricted stock outstanding and unvested at August 31, 2011	833	$6.51
Restricted stock granted	45,100	12.16
Restricted stock vested	(833)	6.51
Restricted stock forfeited	(4,500)	12.71
Restricted stock outstanding and unvested at August 31, 2012	40,600	12.10
Restricted stock granted	288,375	5.24
Restricted stock vested	(19,100)	11.42
Restricted stock forfeited	(19,175)	8.81
Restricted stock outstanding and unvested at August 31, 2013	290,700	$5.55

As of August 31, 2013, there was $1,064 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average of 2.09 years.

Stock Activity

During June 2013, the Company granted 60,000 shares of common stock under the 2011 Plan with a fair market value of $3.33 per share. The Company recorded $200 of expense in the year ended August 31, 2013 related to this stock grant

(8) Convertible Notes and Warrant Modification

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

In connection with the offering of the Convertible Notes, warrants to purchase 539,972 shares of common stock issued in connection with the Company’s Series F Preferred Stock offering, or the Modified F warrants and all of the warrants issued in connection with the Company’s Series G Preferred Stock offering were amended such that they would not expire upon the consummation of a qualified initial public offering. Warrants to purchase 229,257 shares of common stock issued in connection with the Series F Preferred Stock offering, or the Non-Modified F warrants were not amended and remain outstanding.

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

The Company obtained the assistance of a third-party valuation firm in estimating that the fair market value of the Convertible Notes as if August 31, 2011 was $13,630. The Company estimated the fair value of the Convertible Notes upon the closing of the IPO to be $14,282. Accordingly, the change in fair value was recorded in other income (expense).

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

Warrants issued in connection with Noble Agreement

In May 2006, the Company entered into a collaboration agreement with The Samuel Roberts Noble Foundation, Inc. (Noble) (Noble Agreement) to establish a research program (see Note (13)). In connection with this collaboration, the Company granted Noble a warrant to purchase 133,333 shares of the Company’s common stock for an exercise price of $30.00 per share. The original terms were as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2009, May 19, 2011, May 19, 2013, and May 19, 2015, respectively, and shall remain exercisable for a period of two years from the respective vesting dates. These warrants are accounted for at fair value and remeasured until vested. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $625 as of August 31, 2013. At August 31, 2013, 99,999 warrants had vested under this arrangement. The fair value of the warrants not yet vested at August 31, 2013 was $1.0 using a risk-free rate of 1.21% based on the respective exercise periods of each installment, expected volatility of 73.3%, expected term of 3.72 years based on the respective exercise periods of each installment, which is also the remaining contractual term, and 0% dividend yield.

In June 2011, the Company and Noble agreed to modify the warrants issued to Noble as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2013 and May 19, 2015, respectively and shall remain exercisable until the earliest of a period of five years from the respective vesting dates and May 18, 2017.

Warrants issued in connection with TAMU Agreement

In August 2007, the Company entered into a sponsored research and intellectual property rights agreement with The Texas A&M University System (TAMU) to establish a research program (see Note (13)). In connection with this collaboration, the Company granted TAMU a warrant to purchase 66,666 shares of the Company’s common stock for an exercise price of $30.00 per share. The warrant vests based on certain research and commercialization milestones being met and shall remain exercisable until August 28, 2017. This warrant is accounted for at fair value and remeasured until the vesting targets are met. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $2.0 as of August 31, 2013. The fair value of the warrants at August 31, 2013 was $2.4, using a risk-free rate of 1.19%, expected volatility of 73.3%, expected term of 3.99 years and 0% dividend yield. No warrants had vested under this arrangement as of August 31, 2013.

In December 2011, pursuant to an Amended and Restated Intellectual Property Rights Agreement (IP Rights Agreement) (see Note (13)), the Company issued warrants to TAMU to purchase 66,666 shares of common stock at an exercise price of $14.30 per share. The warrants expire on September 24, 2026 and, subject to certain conditions, vest in equal installments on the fifth, tenth and fifteenth anniversary of the IP Rights Agreement. The inception to date expense recognized with respect to this warrant totals $10.9 as of August 31, 2013. The fair value of the warrants at August 31, 2013 was $49.7, using a risk-free rate of 2.78%, expected volatility of 78.9%, expected term of 13.06 years and 0% dividend yield. No warrants had vested under this arrangement as of August 31, 2013.

(10) Income Taxes

Deferred tax benefits associated with deferred tax assets are offset by a corresponding valuation allowance. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Income tax expense (benefit) attributable to loss before income taxes consisted of the following:

	Current	Deferred	Total
Year ended August 31, 2013
U.S. federal	$—	$—	$—
State and local	1	—	1
	$1	$—	$1

	Current	Deferred	Total
Year ended August 31, 2012
U.S. federal	$—	$—	$—
State and local	3	—	3
	$3	$—	$3

	Current	Deferred	Total
Year ended August 31, 2011
U.S. federal	$(30)	$—	$(30)
State and local	(1)	—	(1)
	$(31)	$—	$(31)

Income tax expense differs from the amount computed by applying the federal corporate income tax rate of 34% to the loss before income taxes due to the following:

	Year Ended	Year Ended	Year Ended
	August 31,	August 31,	August 31,
	2013	2012	2011
Computed “expected” tax expense (benefit)	$(11,054)	$(9,999)	$(12,365)
Increase (reduction) in income taxes resulting from:
Stock-based compensation	876	636	893
State and local income taxes, net of federal income tax benefit	1	2	(1)
Foreign rate differential	—	1,258	512
Convertible note changes and change in fair value	—	—	750
Warrants modification and changes in fair value	—	29	2,997
Other	17	182	7
Change in valuation allowance	10,161	7,895	7,176
Income tax expense (benefit)	$1	$3	$(31)

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at each period end:

	August 31,	August 31,
	2013	2012
Deferred tax assets:
Accrued liabilities	$163	$799
Other assets	77	17
Inventory capitalization	265	145
Deferred revenue	-	275
Total current deferred tax assets	505	1,236

Noncurrent assets:
Depreciation	2,150	2,044
Inventory reserves	2,427	2,328
Deferred rent	36	27
Other assets	568	301
Net operating loss carryforward	88,791	74,412
Federal and state tax credit carryforward	8,919	8,919
Total noncurrent deferred tax assets	102,891	88,031
Total deferred tax assets	103,396	89,267
Less valuation allowance	(103,396)	(89,267)
Net deferred tax assets	$—	$—

As of August 31, 2013, the Company had $223,205 of federal, $152,667 of state and $14,625 of foreign net operating loss (NOL) carryforwards available to offset future taxable income, if any, which expire in varying amounts from 2018 through 2033 for federal tax purposes and from 2014 through 2033 for state tax purposes if unused. The carry forward period for the foreign NOL is indefinite. The excess tax benefits associated with the exercise of non-qualified stock options, restricted stock grants, and disqualifying dispositions of incentive stock option stock, for 2013 and 2012 in the amount of $2,458 and $2,367, respectively, did not reduce the current income taxes payable and, accordingly, are not included in the deferred tax asset relating to NOL carryforwards, but are included with the federal and state NOL carryforwards. In addition, the Company has alternative minimum tax (AMT) for state income tax purposes of approximately $17 and research and development tax carryforwards for federal income tax purposes of approximately $8,907, which are available to offset future tax liabilities, if any, through 2029.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the historical taxable income (loss) and projections for future taxable income (loss) over the periods in which the deferred tax assets are deductible, management believes it is more likely that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has established a full valuation allowance of $103,396 and $ 89,267 for the years ended August 31, 2013 and 2012, respectively.

(11) 401(k) Benefit Plan

The Company has a 401(k) profit sharing plan (the Plan) which covers substantially all employees of the Company. Plan participants may make voluntary contributions of up to 60% of their earnings up to the statutory limit. The Company will match 50% of each employee contribution up to a maximum of 4% of the employee’s salary in matching funds per pay period. The matching contribution vests over a three-year service period; 25% vests immediately and an additional 25% vests for each year of service to the Company thereafter over the next three years. The Company recorded expense of $288, $297 and $279 in 2013, 2012 and 2011, respectively. The Company made no discretionary contributions in any year.

(12) Commitments and Contingencies

The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through 2023. The leases on the facilities contains provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying consolidated balance sheets as of August 31, 2013 and 2012.

In connection with one of its facilities leases, the Company received a reimbursement for leasehold improvements of $270. This reimbursement is a lease incentive which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Total rental expense recognized during each period was $500, $519 and $645 for 2013, 2012 and 2011, respectively.

Future minimum payments under noncancelable operating leases as of August 31, 2013 are as follows:

Operating
leases
2014	$595
2015	548
2016	550
2017	559
2018	575
Thereafter	688
Total minimum lease payments	$3,515

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

At August 31, 2013, the future minimum payments under the Company’s research collaboration agreements are as follows:

2014	$3,041
2015	2,977
2016	2,966
2017	613
$9,597

(14) Selected Quarterly Financial Information (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended August 31, 2013 and 2012

	November 30,	February 29,	May 31,	August 31,
	2012	2013	2013	2013
2013:
Net sales	$1,966	$1,026	$1,355	$898
Cost of revenues	700	2,280	2,134	1,132
Operating loss	(6,921)	(9,014)	(9,317)	(7,339)
Net loss	(6,894)	(8,966)	(9,323)	(7,331)
Basic and diluted net loss per share	(0.28)	(0.36)	(0.38)	(0.29)

	November 30,	February 29,	May 31,	August 31,
	2011	2012	2012	2012
2012:
Net sales	$1,748	$1,311	$1,148	$1,164
Cost of revenues	763	487	627	507
Operating loss	(7,094)	(6,980)	(8,078)	(6,650)
Net loss	(7,540)	(6,831)	(8,416)	(6,623)
Basic and diluted net loss per share	(3.73)	(2.48)	(0.34)	(0.27)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

(15) Subsequent Events

On October 11, 2013, the Company announced a restructuring plan which includes a workforce reduction that will impact 17 positions in the U.S, and is expected to be substantially completed by May 31, 2014.  The Company estimates that it will incur total charges of approximately $1.6 million during the first nine months of fiscal year 2014 with respect to the workforce reduction in the U.S.

EXHIBIT INDEX

		Where Located
					Filed
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Ceres, Inc.	10-Q	3.1	4/12/2012

3.2	Amended and Restated Bylaws of Ceres, Inc.	10-Q	3.2	4/12/2012

4.1	Form of Ceres, Inc. Common Stock Certificate	S-1/A	4.1	1/17/2012

4.2	Warrant to Purchase Shares of Series E Preferred Stock issued to Silicon Valley Bank, dated August 16, 2004, as amended	S-1/A	4.2	7/25/2011

4.2.1	Amendment No. 2 to Warrant to Purchase Shares of Series E Preferred Stock issued to Silicon Valley Bank, dated August 16, 2004, as amended	10-K	4.2.1	11/20/2012

4.3	Warrants to Purchase Shares of Series F Preferred Stock issued to Silicon Valley Bank, dated March 1, 2010	S-1/A	4.5	7/25/2011

4.3.1	Amendment No. 1 to Warrant to Purchase Shares of Series F Preferred Stock issued to Silicon Valley Bank, dated March 1, 2010 (6,153.67 shares)	10-K	4.3.1	11/20/2012

4.3.2	Amendment No. 1 to Warrant to Purchase Shares of Series F Preferred Stock issued to Silicon Valley Bank, dated March 1, 2010 (8,205 shares)	10-K	4.3.2	11/20/2012

4.4	Warrant to Purchase Shares of Common Stock issued to The Samuel Roberts Noble Foundation, Inc., dated November 28, 2006, as amended	S-1/A	4.3	9/16/2011

4.5	Warrant to Purchase Shares of Common Stock issued to The Texas A&M University System, dated July 18, 2008, as amended	S-1/A	4.4	7/25/2011

4.6	Warrant to Purchase Shares of Common Stock issued to The Texas A&M University System, dated December 19, 2011	S-1/A	4.10	1/17/2012

4.7	Amended and Restated Investors’ Rights Agreement, dated June 25, 2010, by and among Ceres, Inc. and the stockholders named therein	S-1	4.6	5/23/2011

4.8	Form of Series F Original Warrant	10-K	4.8	11/20/2012

4.8.1	Form of Series F Original Warrant, as amended	S-1/A	4.7	8/23/2011

4.9	Form of Series G Original Warrant, as amended	S-1/A	4.8	8/23/2011

4.10	Form of Convertible Note	S-1/A	4.9	8/23/2011

4.10.1	Amendment No. 1 to Convertible Notes, dated January 10, 2012	S-1/A	4.11	1/17/2012

10.1	Ceres, Inc. 2000 Stock Option/Stock Issuance Plan, as amended	8-K	10.1	8/20/2012

		Where Located
					Filed
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	Herewith

10.2	Form of Stock Option Agreement under the Ceres, Inc. 2000 Stock Option/Stock Issuance Plan	S-1/A	10.2	7/25/2011

10.3	Form of Stock Purchase Agreement under the Ceres, Inc. 2000 Stock Option/Stock Issuance Plan	S-1/A	10.3	10/14/2011

10.4	Ceres, Inc. 2010 Stock Option/Stock Issuance Plan	S-1/A	10.4	5/23/2011

10.5	Form of Stock Option Agreement under the Ceres, Inc. 2010 Stock Option/Stock Issuance Plan	S-1/A	10.5	7/25/2011

10.6	Form of Stock Purchase Agreement under the Ceres, Inc. 2010 Stock Option/Stock Issuance Plan	S-1/A	10.6	9/16/2011

10.7	Amended and Restated Ceres, Inc. 2011 Equity Incentive Plan	8-K	10.1	2/13/2013

10.8	Ceres, Inc. Performance Incentive Plan	S-1/A	10.31	10/14/2011

10.9	Form of Stock Option Grant Notice and Option Award Agreement under the Amended and Restated Ceres, Inc. 2011 Equity Incentive Plan	S-1/A	10.32	1/17/2012

10.10	Form of Restricted Stock Grant Notice and Restricted Stock Award Agreement under the Amended and Restated Ceres, Inc. 2011 Equity Incentive Plan	10-K	10.10	11/20/2012

10.10.1	Form of Stock Payment Grant Notice and Stock Payment Award Agreement under the Amended and Restated Ceres, Inc. 2011 Equity Incentive Plan				X

10.11	Form of Indemnification Agreement between Ceres, Inc. and its directors and officers	S-1/A	10.36	1/25/2012

10.12	Employment Agreement between Ceres, Inc. and Richard Hamilton, dated September 1, 2011	S-1/A	10.23	9/16/2011

10.13	Employment Agreement between Ceres, Inc. and Paul Kuc, dated September 1, 2011	S-1/A	10.24	9/16/2011

10.14	Employment Agreement between Ceres, Inc. and Michael Stephenson, dated September 1, 2011	S-1/A	10.25	9/16/2011

10.15	Employment Agreement between Ceres, Inc. and Wilfriede van Assche, dated September 1, 2011	S-1/A	10.26	9/16/2011

10.16	Exclusive Consultancy Agreement between Ceres, Inc. and Richard Flavell, dated October 11, 2011	10-K	10.16	11/20/2012

10.17	Exclusive Consulting Agreement between Ceres, Inc. and Robert Goldberg, dated June 19, 2013	10-K	10.1	7/11/2013

10.18	Agricultural Lease Agreement between John & Connie Giesenschlag and Ceres, Inc. dated April 1, 2008	S-1/A	10.9	7/25/2011

10.19	Ground Lease Agreement between John & Connie Giesenschlag and Ceres, Inc. dated April 1, 2008	S-1	10.10	5/23/2011

†10.20	Exclusive License Agreement between Cambridge University Technical Services, Ltd. and Ceres, Inc., dated November 1, 2001	S-1/A	10.11	10/14/2011

		Where Located
					Filed
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	Herewith

†10.21	Sponsored Research Agreement between The Texas Agricultural Experiment Station of The Texas A&M University System and Ceres, Inc., dated August 29, 2007, as amended	S-1/A	10.12	1/17/2012

†10.21.1	Amended and Restated Sponsored Research Agreement between Texas AgriLife Research (f/k/a The Texas Agricultural Experiment Station of The Texas A&M University System) and Ceres, Inc., dated September 24, 2011	S-1/A	10.34	12/19/2011

10.22	Intellectual Property Rights Agreement between The Texas Agricultural Experiment Station of The Texas A&M University System and Ceres, Inc., dated August 29, 2007	S-1/A	10.13	12/19/2011

†10.22.1	Amended and Restated Intellectual Property Rights Agreement between The Texas Agricultural Experiment Station of The Texas A&M University System and Ceres, Inc., dated September 24, 2011	S-1/A	10.35	12/29/2011

†10.23	Material Transfer and Evaluation Agreements between The Texas A&M University System and Ceres, Inc., dated April 23, 2008, as amended	S-1/A	10.14	8/29/2011

10.23.1	Amendment No. 2 to Material Transfer and Evaluation Agreement between The Texas A&M University System and Ceres, Inc., dated April 23, 2008 (MTA-001018)	8-K	10.1	1/10/2013

10.23.2	Amendment No. 2 to Material Transfer and Evaluation Agreement between The Texas A&M University System and Ceres, Inc., dated April 23, 2008 (MTA-001019)	8-K	10.1	1/10/2013

†10.24	Line License Agreement between The Texas A&M University System and Ceres, Inc., dated October 16, 2009	S-1/A	10.15	10/14/2011

†10.25	Line License Agreement between Ceres, Inc. and The Texas A&M University System, dated July 12, 2011.	S-1/A	10.30	8/29/2011

†10.25.1	Amendment No. 1 to Line License Agreement between Ceres, Inc. and The Texas A&M University System, dated July 12, 2011.	10-K	10.25.1	11/20/2012

†10.26	Master Research Agreement between The Samuel Roberts Noble Foundation, Inc. and Ceres, Inc., dated May 19, 2006	S-1/A	10.16	1/25/2012

†10.26.1	Schedule 7 to Master Research Agreement between The Samuel Roberts Noble Foundation, Inc. and Ceres, Inc., dated May 19, 2006	10-K	10.26.1	11/20/2012

†10.27	Evaluation, Production and License Agreement between The Samuel Roberts Noble Foundation, Inc. and Ceres, Inc., dated May 19, 2006	S-1/A	10.17	10/14/2011

†10.28	License Agreement for NF/GA992 and NF/GA993 between The Samuel Roberts Noble Foundation, Inc. and Ceres, Inc., dated December 1, 2008	S-1/A	10.18	10/14/2011

†10.29	License Agreement for NF/GA002 between The Samuel Roberts Noble Foundation, Inc. and Ceres, Inc., dated September 1, 2009	S-1/A	10.19	10/14/2011

		Where Located
					Filed
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	Herewith

†10.30	Collaboration Agreement between the Institute of Biological, Environmental and Rural Sciences of Aberystwyth University and Ceres, Inc., dated April 1, 2007, as amended	S-1/A	10.20	1/25/2012

†10.30.1	Amendment IV to the Schedule I to the Collaboration Agreement between the Institute of Biological, Environmental, and Rural Sciences of Aberystwyth University in Wales, U.K. and Ceres, Inc., dated April 1, 2007.	10-Q	10.1	7/12/2012

†10.30.2	Amendment V to the Schedule I to the Collaboration Agreement between the Institute of Biological, Environmental, and Rural Sciences of Aberystwyth University in Wales, U.K. and Ceres, Inc., dated April 1, 2007.				X

†10.31	Collaboration Agreement between Institute of Crop Sciences of the Chinese Academy of Agricultural Sciences and Ceres, Inc., dated November 15, 2007, as amended	S-1/A	10.21	12/19/2011

10.31.1	Amendment III to the Collaboration Agreement between Institute of Crop Sciences of the Chinese Academy of Agricultural Sciences and Ceres, Inc., dated November 15, 2007, as amended	10-Q	10.1	7/12/2012

10.31.2	Amendment IV to the Collaboration Agreement between Institute of Crop Sciences of the Chinese Academy of Agricultural Sciences and Ceres, Inc., dated November 15, 2007, as amended	10-K	10.31.2	11/20/2012

†10.32	Enabling Technology License Agreement between Ceres, Inc. and Monsanto Company, dated April 1, 2002	S-1/A	10.29	7/5/2011

10.33	Convertible Note Purchase Agreement among Ceres, Inc. and the investors named therein, dated August 1, 2011	S-1/A	10.33	11/10/2012

21.1	List of Subsidiaries	S-1	21.1	5/23/2011

23.1	Consent of KPMG LLP				X

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).				X

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.				X

*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.				X

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

Where Located
Filed
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	Herewith

#101.INS	XBRL Instance Document				X

#101.SCH	XBRL Taxonomy Extension Schema Document				X

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	This certification is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

