Form 10-Q
period 2014-02-28
Ceres, Inc.
filed 2014-04-10
CIK 767884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 8, 2014
Common Stock, $0.01 par value per share	48,204,635

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

CERES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands, except share amounts and par value)

(Unaudited)

	February 28,	August 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$5,448	$8,881
Marketable securities	12,883	21,630
Prepaid expenses	541	791
Accounts receivable	761	957
Inventories	-	20
Deferred offering costs	625	-
Other current assets	154	157
Total current assets	20,412	32,436
Property and equipment, net	4,429	4,633
Other assets	44	109
Total assets	$24,885	$37,178

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,804	$3,825
Other current liabilities	351	18
Current portion of long-term debt	109	154
Total current liabilities	5,264	3,997
Other non-current liabilities	84	93
Long-term debt, net of current portion	44	82
Total liabilities	5,392	4,172
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid in capital, $0.01 par value; 490,000,000 shares authorized; 25,204,602 shares issued and outstanding at February 28, 2014; 24,897,199 shares issued and outstanding at August 31, 2013	310,154	308,286
Accumulated other comprehensive loss	(647)	(696)
Accumulated deficit	(290,014)	(274,584)
Total stockholders’ equity	19,493	33,006
Total liabilities and stockholders’ equity	$24,885	$37,178

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
	2014	2013	2014	2013

Revenues:
Product sales	$46	$59	$66	$73
Collaborative research and government grants	449	967	1,192	2,918
Total revenues	495	1,026	1,258	2,991
Cost and operating expenses:
Cost of product sales	556	2,280	1,865	2,980
Research and development	3,570	4,368	7,984	8,711
Selling, general and administrative	3,585	3,392	6,845	7,236
Total cost and operating expenses	7,711	10,040	16,694	18,927
Loss from operations	(7,216)	(9,014)	(15,436)	(15,936)
Interest expense	(19)	(1)	(19)	(1)
Interest income	10	49	26	78
Loss before income taxes	(7,225)	(8,966)	(15,429)	(15,859)
Income tax expense	-	-	(1)	(1)
Net loss	$(7,225)	$(8,966)	$(15,430)	$(15,860)
Basic and diluted net loss per share attributable to common stockholders	$(0.29)	$(0.36)	$(0.61)	$(0.64)
Weighted average outstanding common shares used for net loss per share :
Basic and diluted	25,205,258	24,801,986	25,155,702	24,747,344

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2014		February 28, 2014
	2014	2013	2014	2013
Net loss	$(7,225)	$(8,966)	$(15,430)	$(15,860)
Other comprehensive income (loss)
Foreign currency translation adjustments	(64)	(335)	40	(439)
Net unrealized gains on marketable securities	4	1	9	4
Total comprehensive loss	$(7,285)	$(9,300)	$(15,381)	$(16,295)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	February 28,
	2014	2013

Cash flows from operating activities:
Net loss	$(15,430)	$(15,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Net (gain) loss on disposal of assets	(62)	142
Depreciation	809	1,003
Amortization of premiums on marketable securities	155	365
Non-cash interest income	(180)	(442)
Stock compensation	1,864	1,684
Changes in operating assets and liabilities:
Prepaid expenses	269	386
Accounts receivable	196	67
Inventories	21	(395)
Other assets	50	111
Accounts payables and accrued expenses	374	(1,064)
Other liabilities	323	(556)
Other	209	-
Net cash used in operating activities	(11,402)	(14,559)

Cash flows from investing activities:
Purchases of property and equipment	(596)	(553)
Proceeds from sale of property and equipment	64	-
Purchases of marketable securities	(8,599)	(1,772)
Maturities of marketable securities	17,140	11,774
Net cash provided by investing activities	8,009	9,449

Cash flows from financing activities:
Repayment of debt	(87)	(279)
Proceeds from issuance of common stock	-	56
Net cash used in financing activities	(87)	(223)

Effect of foreign currency translation on cash	47	(269)
Net decrease in cash and cash equivalents	(3,433)	(5,602)
Cash and cash equivalents at beginning of period	8,881	21,069
Cash and cash equivalents at end of period	$5,448	$15,467

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

The Company has incurred substantial net losses from operations since its inception and its accumulated deficit as of February 28, 2014 was $290,014. During the first quarter of fiscal 2014, management commenced certain actions to extend the Company’s available working capital. The Company expects to incur additional losses related to the continued development and expansion of its business, including research and development, seed production and operations, and sales and marketing. On October 11, 2013, the Company commenced the implementation of a plan (Plan) intended to further align expenditures with the Company’s near-term commercial opportunity in Brazil, shift Northern Hemisphere sorghum breeding activities to a more appropriate location, de-emphasize research and development for U.S. cellulosic feedstocks, reduce costs and conserve cash. The actions being taken under the Plan, which include, among others, a workforce reduction that will impact 17 positions in the U.S, are expected to be substantially completed by May 31, 2014. During the six months ended February 28, 2014, the Company recorded approximately $900 of severance expense related to these workforce reductions, of which $500, $300 and $100 was recorded to research and development expense, cost of sales and general and administrative expense, respectively. During the six months ended February 28, 2014, the Company made cash payments of approximately $600 related to these expenses. The remaining cash payments of approximately $300 are expected to be made prior to August 31, 2014, and are accrued in accounts payable and accrued expenses as of February 28, 2014. The Company estimates that it will incur total charges of approximately $1.6 million during the first nine months of fiscal year 2014 with respect to the workforce reduction in the U.S., including $0.4 million in continuation of salary and benefits of certain employees until their work is completed and their positions are eliminated and $1.2 million of one-time severance and other costs, all of which will be cash expenditures.

On March 10, 2014, the Company completed a registered public offering of 23,000,000 shares of its common stock (including 3,000,000 shares purchased by the underwriter upon the exercise in full of their right to purchase up to an additional 3,000,000 shares to cover over-allotments) at a price to the public of $1.00 per share. The Company received approximately $20.8 million of proceeds from the offering, after deducting underwriting discounts and commissions and estimated offering expenses. The Company plans to finance its operations for the next 12-18 months with existing cash and cash equivalents, marketable securities, proceeds from the registered public offering completed on March 10, 2014, and cash inflows from collaboration and grant funding and from product sales.

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

Use of Estimates

In preparing the unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of property and equipment, common stock, stock options and warrant liabilities. Actual results could differ from those estimates.

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

The cost of marketable securities sold is based upon the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. There were no sales of marketable securities during the six months ended February 28, 2014.

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

The following tables present the Company’s financial assets that were measured at fair value on a recurring basis as of February 28, 2014 and August 31, 2013 by level within the fair value hierarchy:

	February 28, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets
Money Market Funds	$2,791	$—	$—	$2,791
Certificates of Deposit—available for sale	—	3,124	—	3,124
Commercial Paper—available for sale	—	2,649	—	2,649
Corporate Bonds—available for sale	—	7,110	—	7,110
Total	$2,791	$12,883	$—	$15,674

All of the money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets.

	August 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets
Money Market Funds	$2,310	$—	$—	$2,310
Certificates of Deposit—available for sale	—	4,555	—	4,555
Commercial Paper—available for sale	—	2,198	—	2,198
Corporate Bonds—available for sale	—	16,076	—	16,076
Total	$2,310	$22,829	$—	$25,139

All of the money market funds and $1,199 of the commercial paper are included in cash and cash equivalents on the consolidated balance sheets.

Accounts Receivable

Accounts receivable represents amounts owed to the Company from product sales and collaborative research and government grants. The Company had no amounts reserved for doubtful accounts at February 28, 2014 and August 31, 2013 as the Company expected full collection of the accounts receivable balances.

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

Customers	As of February 28, 2014	As of August 31, 2013
Customer A	46.7	37.3
Customer B	24.6	23.1
Customer E	14.3	*
Customer F	**	21.8

*	Less than 10%

**	No accounts receivable balance

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Customers representing greater than 10% of revenues were as follows (in percentages):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
Customers	2014	2013	2014	2013
Customer A	16.6	21.9	33.5	17.2
Customer B	45.8	22.0	39.9	18.2
Customer D	**	**	**	25.4
Customer E	19.6	*	16.8	*
Customer F	**	37.9	**	26.0

*	Less than 10%

**	No revenues

Seed Inventories

Due to the early stage of commercialization and the minimal amount of sales of the Company’s seeds, at February 28, 2014 all seed inventory was written-off based on the lower of cost or market. At August 31, 2013, inventory consisted of work–in–process costs related to sweet sorghum seeds. Seed inventory costs are computed on a first–in, first–out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that an impairment indicator has occurred, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the reporting periods presented herein there was no indicator that impairment has occurred.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments including stock options. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses an option pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period. The fair value of stock and restricted stock granted to employees is based on the grant date value of the underlying stock. The Company accounts for stock options issued to non-employees based on the estimated fair value of the awards using the option pricing model. The measurement of stock-based compensation to non-employees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s condensed consolidated statements of operations during the period the related services are rendered.

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

Foreign Currency Translation

The Brazilian real is the functional currency of the Company’s subsidiary in Brazil. Accordingly, assets and liabilities of those operations are translated into United States dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into United States dollars using historical rates. Revenues and expenses are translated at the weighted average rate of exchange during the reporting period. Gains and losses from foreign currency translation adjustments are represented as a component of accumulated other comprehensive loss within the Company’s condensed consolidated balance sheets.

Accumulated Other Comprehensive Loss

The Company’s unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments represents the components of comprehensive loss and have been disclosed in the condensed consolidated balance sheets.

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The following summarizes the changes in the balances of each component of accumulated comprehensive loss during the six months ended February 28, 2014:

			Accumulated
	Foreign	Unrealized	Other
	Currency	Gains (Losses)	Comprehensive
	Translation	on Securities	Loss
Balance at August 31, 2013	$(684)	$(12)	$(696)
Comprehensive income	40	9	49
Balance at February 28, 2014	$(644)	$(3)	$(647)

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

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	February 28,
	2014	2013
Options to purchase common stock	3,315,804	2,663,806
Warrants to purchase common stock	2,082,045	2,082,045
Total	5,397,849	4,745,851

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(3) Marketable Securities

Marketable securities classified as available for sale consisted of the following:

	February 28, 2014
Available for sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Certificates of Deposit	$3,125	$—	$(1)	$3,124
Commercial Paper	2,649	—	—	2,649
Corporate Bonds	7,112	—	(2)	7,110
Total	$12,886	$—	$(3)	$12,883

	February 28, 2014
	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$12,883	$12,883
	$12,883	$12,883

	August 31, 2013
Available for sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Certificates of Deposit	$4,561	$—	$(6)	$4,555
Commercial Paper	1,000	—	(1)	999
Corporate Bonds	16,081	2	(7)	16,076
Total	$21,642	$2	$(14)	$21,630

	August 31, 2013
	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$21,642	$21,630
	$21,642	$21,630

(4) Seed Inventories

Due to the early stage of commercialization and the minimal amount of sales of the Company’s seeds, at February 28, 2014 all seed inventory was written-off based on the lower of cost or market. Inventories at August 31, 2013 consisted of the following:

Work in process	$20
Seed inventory	—
Total inventories	$20

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(5) Property and Equipment

Property and equipment are summarized as follows:

	February 28, 2014	August 31, 2013
Land	$43	$43
Automobiles and trucks	959	796
Buildings	2,612	3,180
Office, laboratory, farm and warehouse equipment and furniture	12,990	14,792
Leasehold improvements	5,728	5,716
	22,332	24,527
Less accumulated depreciation	(17,903)	(19,894)
Property and equipment, net	$4,429	$4,633

(6) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	February 28, 2014	August 31, 2013
Accounts payable	$1,506	$1,289
Accrued payroll and related expenses	1,882	1,020
Research and development contracts	1,079	1,098
Accrued grower commitments	31	38
Other	306	380
	$4,804	$3,825

(7) Long-Term Debt

Long-term debt is summarized as follows:

	February 28,	August 31,
	2014	2013
Capital leases	$153	$236
Less current portion	(109)	(154)
Long term debt (capital leases)	$44	$82

The aggregated maturities of debt as of February 28, 2014 are as follows:

Remaining six months of fiscal year 2014	$54
2015	75
2016	24
$153

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

The total number of shares reserved for issuance under the Equity Plans is 6,754,999. At the Company’s 2013 Annual Meeting of Stockholders, the stockholders approved the amendment and restatement of the Ceres, Inc. 2011 Equity Incentive Plan, which increased the maximum aggregate number of shares that may be issued under the plan by 1.5 million shares and prohibits the repricing of stock options without stockholder approval. As of February 28, 2014, the Company had 1,086,951 shares available under the 2011 Plan for future grant. The Company does not intend to make further grants under the 2000 Plan or the 2010 Plan.

Stock Option Valuation and Compensation

The Company uses a Black Scholes option pricing model to determine the fair value of stock options. There were no stock options granted during the three months ended February 28, 2014. The weighted average grant date fair value of stock option awards was $0.94 and $3.75 per option share for the six months ended February 28, 2014 and 2013, respectively.

There were no stock options granted during the three months ended February 28, 2014. The weighted average grant date estimated fair value of stock option awards was $2.86 for the three months ended February 28, 2013. The weighted average grant date estimated fair value of the Company’s common stock was $1.31 and $5.16 per share for the six months ended February 28, 2014 and 2013, respectively. The fair value of employee stock options was estimated using the following assumptions:

	Three months ended		Six months ended
	February 28,		February 28,
	2014	2013	2014	2013
Expected term (in years)	-	6.08	5.75	6.08
Expected volatility	-	87.2%	86.3% - 87.15%	87.2%-88.0%
Risk free interest rate	-	0.93%	1.62% - 1.71%	0.82%-0.93%
Expected dividend yield	-	0%	0%	0%

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

Expected Dividend Yield — The Company does not anticipate paying any cash dividends in the foreseeable future.

Stock-based compensation expense included in operating expenses and total intrinsic value of stock options exercised are as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2014	2013	2014	2013
Stock-based compensation expense	$941	$916	$1,855	$1,861
Fair value changes of collaboration warrants	-	1	9	(177)
	$941	$917	$1,864	$1,684
Intrinsic value of stock options exercised	$—	$—	$—	$79

There were no stock options granted during the three months ended February 28, 2014.

Stock Option Activity

The following table summarizes the stock option transactions under the Equity Plans during the six months ended February 28, 2014:

	Shares	Weighted Average Exercise Price
Options outstanding at August 31, 2013	2,791,556	$7.49
Options granted	675,540	1.31
Options forfeited	(151,292)	9.26
Options outstanding at February 28, 2014	3,315,804	$6.15

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The following table summarizes information about stock options outstanding and exercisable at February 28, 2014:

		Remaining	Weighted-	Number	Remaining	Weighted-
Range of	Number	Contractual	Average	Vested and	Contractual	Average
Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Life	Exercise Price

$1.95	412,999	2.02	$1.95	412,999	2.02	$1.95
$3.90 - $4.05	274,160	2.25	3.91	274,160	2.25	3.91
$6.75	796,560	5.04	6.75	764,769	4.98	6.75
$7.32	178,038	7.04	7.32	128,778	7.04	7.32
$16.77	157,746	7.53	16.77	79,380	7.52	16.77
$17.16	62,806	7.63	17.16	30,275	7.63	17.16
$12.71	24,209	8.17	12.71	8,820	8.12	12.71
$12.10	46,664	8.24	12.10	46,664	8.24	12.10
$13.00	408,820	8.24	13.00	—	—	—
$6.66	11,666	8.73	6.66	—	—	—
$3.60 - $7.70	24,100	8.79	5.60	7,300	8.76	5.87
$3.94	24,000	9.00	3.94	531	8.94	3.94
$3.32	58,330	9.17	3.32	—	—	—
$3.49	1,500	9.19	3.49	—	—	—
$1.40 - $3.30	158,666	9.56	3.16	—	—	—
$1.24 - $1.52	675,540	9.85	1.31	—	—	—
	3,315,804			1,753,676

No tax benefits have been recorded on compensation costs recognized for options exercised. As of February 28, 2014, there was $4,281 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted average of 2.59 years. The Company’s policy is to issue new shares for options exercised.

Restricted Stock Activity

The following summarizes the restricted stock transactions under the Equity Plans during the six months ended February 28, 2014:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding and unvested at August 31, 2013	290,700	$5.55
Restricted stock granted	328,260	1.31
Restricted stock vested	(76,396)	5.64
Restricted stock forfeited	(23,167)	4.82
Restricted stock outstanding and unvested at February 28, 2014	519,397	$3.11

As of February 28, 2014, there was $713 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average of 1.48 years.

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Stock Activity

During the fiscal year 2013, the Company granted 60,000 shares of common stock under the 2011 Plan with a fair market value of $3.33 per share. The Company recorded $200 of expense in the year ended August 31, 2013 related to this stock grant. There were no stock grants during the six months ended February 28, 2014.

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

Warrants issued in connection with Noble Agreement

In May 2006, the Company entered into a collaboration agreement with The Samuel Roberts Noble Foundation, Inc. (Noble) (Noble Agreement) to establish a research program (see Note (12)). In connection with this collaboration, the Company granted Noble a warrant to purchase 133,333 shares of the Company’s common stock for an exercise price of $30.00 per share. The original terms were as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2009, May 19, 2011, May 19, 2013, and May 19, 2015, respectively, and shall remain exercisable for a period of two years from the respective vesting dates. These warrants are accounted for at fair value and remeasured until vested. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $627 as of February 28, 2014. At February 28, 2014, 99,999 warrants had vested under this arrangement. The fair value of the warrants not yet vested at February 28, 2014, was $1.0 using a risk-free rate of 0.69% based on the respective exercise periods of each installment, expected volatility of 74.4%, expected term of 3.22 years based on the respective exercise periods of each installment, which is also the remaining contractual term, and 0% dividend yield.

In June 2011, the Company and Noble agreed to modify the warrants issued to Noble as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2013 and May 19, 2015, respectively and shall remain exercisable until the earliest of a period of five years from the respective vesting dates and May 18, 2017.

Warrants issued in connection with TAMU Agreement

In August 2007, the Company entered into a sponsored research and intellectual property rights agreement with The Texas A&M University System (TAMU) to establish a research program (see Note (12)). In connection with this collaboration, the Company granted TAMU a warrant to purchase 66,666 shares of the Company’s common stock for an exercise price of $30.00 per share. The warrant vests based on certain research and commercialization milestones being met and shall remain exercisable until August 28, 2017. This warrant is accounted for at fair value and remeasured until the vesting targets are met. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $1.1 as of February 28, 2014. The fair value of the warrants at February 28, 2014 was $1.4, using a risk-free rate of 1.10%, expected volatility of 67.8%, expected term of 3.49 years and 0% dividend yield. No warrants have vested under this arrangement as of February 28, 2014.

CERES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

In December 2011, pursuant to an Amended and Restated Intellectual Property Rights Agreement (IP Rights Agreement) (see Note (12)), the Company issued warrants to TAMU to purchase 66,666 shares of common stock at an exercise price of $14.30 per share. The warrants expire on September 24, 2026 and, subject to certain conditions, vest in equal installments on the fifth, tenth and fifteenth anniversary of the IP Rights Agreement. The inception to date expense recognized with respect to this warrant totals $19.3 as of February 28, 2014. The fair value of the warrants at February 28, 2014, was $68.4, using a risk-free rate of 2.66%, expected volatility of 86.7%, expected term of 12.81 years and 0% dividend yield. No warrants have vested under this arrangement as of February 28, 2014.

(10) Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, because the Company has incurred losses since its inception. The Company has deferred tax assets consisting primarily of net operating loss carryforwards that have been fully offset by a valuation allowance.

(11) Commitments and Contingencies

The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through 2023. The leases on the facilities contains provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets as of February 28, 2014, and August 31, 2013.

In connection with one of its facilities leases, the Company received a reimbursement for leasehold improvements of $270. This reimbursement is a lease incentive which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Total rental expense recognized was $106 and $145 for the three months ended February 28, 2014 and 2013, respectively and $172 and $289 for the six months ended February 28, 2014 and 2013, respectively

Future minimum payments under noncancelable operating leases as of February 28, 2014 are as follows:

Operating Leases
Remaining six months of fiscal year 2014	$312
2015	546
2016	550
2017	559
2018	575
Thereafter	688
Total minimum lease payments	$3,230

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

Future minimum payments under the Company’s research collaboration agreements as of February 28, 2014 are as follows:

Remaining six months of fiscal year 2014	$1,381
2015	1,217
2016	1,020
2017	125
$3,743

(13) Subsequent Events

On March 7, 2014, the Company held its 2014 Annual Meeting of Stockholders (Annual Meeting). At the Annual Meeting, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation which decreased the total number of shares of authorized stock of the Company from 500,000,000 to 250,000,000, consisting of 240,000,000 shares of common stock and 10,000,000 shares of preferred stock.

On March 10, 2014, the Company completed a registered public offering of 23,000,000 shares of its common stock (including 3,000,000 shares purchased by the underwriter upon the exercise in full of their right to purchase up to an additional 3,000,000 shares to cover over-allotments) at a price to the public of $1.00 per share. The Company received approximately $20.8 million of proceeds from the offering, after deducting underwriting discounts and commissions and estimated offering expenses.

The Company also issued warrants to purchase an aggregate of 480,000 shares of its common stock to certain affiliated designees of the underwriter as part of the underwriter’s compensation. The warrants are exercisable at any time and from time to time, in whole or in part, beginning on March 4, 2015 and expire on March 4, 2019. The exercise price is $1.50 per share of common stock.

On March 31, 2014, the Company entered into an agreement to sell its facility and certain equipment located in College Station, Texas. The closing of the agreement is subject to several contingencies including that the buyer successfully obtain financing for the transaction. Upon closing, the Company expects to receive net cash proceeds of approximately $700,000. The Company expects to record an estimated loss of between $400,000 to $500,000 for these assets during the quarter ended May 31, 2014 based on the difference between the carrying amount of the assets less the estimated fair value per the agreement.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q, the information under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2013, and under the heading “Risk Factors” in our Current Reports on Form 8-K filed on January 24, 2014 and February 20, 2014. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our efforts to develop and commercialize our products, anticipated yields and product performance, our short-term and long-term business strategies, market and industry expectations and future results of operations and financial position, including anticipated cost savings from our plan to align expenditures, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “potential”, “continue” or other similar words. We based these forward-looking statements largely on our current expectations and projections about future events or trends that we believe may affect our business and financial performance. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to materially differ from any future results, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2013, as updated and superseded in our Current Reports on Form 8-K filed on January 24, 2014 and February 20, 2014, and elsewhere in this Quarterly Report on Form 10-Q the material risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify, you should not rely on these forward-looking statements as guarantees of future results, performance or achievements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly, except to the extent required by law, any forward-looking statements for any reason after the date we file this Quarterly Report on Form 10-Q with the SEC to conform these statements to actual results or to changes in our expectations.

Overview

We are an agricultural biotechnology company selling seeds to produce dedicated energy crops — renewable bioenergy feedstocks that can enable the large-scale replacement of petroleum and other fossil fuels. We use a combination of advanced plant breeding and biotechnology to develop seed products that we believe address the limitations of first-generation bioenergy feedstocks, such as corn and sugarcane, increase crop productivity, reduce crop inputs and improve cultivation on marginal land.

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

The seed industry has historically required very little capital to produce, condition and package seeds, and seeds have typically been priced based on a share of the value they create and thus have generated high gross margins. As a producer of proprietary seeds, we believe we are in one of the most attractive segments of the bioenergy value chain —upstream from the capital-intensive refining and conversion of biomass. Therefore, we believe our success is tied to adoption of our products rather than the relative profitability of downstream participants. Our upstream position in the bioenergy value chain also allows us to be largely independent of the success of any particular conversion technology or end use.

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

We market and sell our sorghum seeds in Brazil and our switchgrass and sorghum seeds in the United States under our Blade brand. In row crops, like corn, cotton and soybean, we have out-licensed a portion of our traits and gene technology to existing market participants and we continue to pursue opportunities to out-license these technologies in other crops. We have chosen to be a technology provider or trait provider in these markets and our collaborators and customers in this area consist primarily of multi-national seed companies. We also continue to market our proprietary genome viewer software, known as Persephone, to plant and biomedical researchers.

We have invested significantly in research, development and technology and applied our proprietary technology platforms to energy crops and expect to continue to invest in research and development focusing on sorghum and Brazil, as well as traits with significant market potential in row crops, like corn and rice. Given our near-term focus on sorghum and Brazil, as well as the relative slower pace of market development for cellulosic biomass from energy grasses, we believe we can maintain our leadership position in biomass crops with minimal new investments in the near term.

Our other operating expenses are related to selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure. Seed inventory costs are computed on a first-in, first-out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. The recoverability of our sweet sorghum seed inventory is dependent on increased customer adoption and acceptance. At February 28, 2014, all seed inventory was written-off based on the lower of cost or market, based on our evaluation of such inventory.

Historically, we have funded our operations from the proceeds from issuances of convertible preferred stock, warrants, convertible notes, debt financing and common stock, payments from collaborators and government grants. We have experienced significant losses as we invested heavily in research and development, and those costs have exceeded revenues earned through collaboration agreements and government grants and were incurred prior to generating significant revenues from product sales. As of February 28, 2014, we had an accumulated deficit of $290.0 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that profitable operations will be achieved, or if achieved, can be sustained on a continued basis.

On October 11, 2013, we commenced a plan intended to further align our expenditures with our near-term commercial opportunity in Brazil, shift Northern Hemisphere sorghum breeding activities from College Station, Texas to a more appropriate location, deemphasize research and development for U.S. cellulosic feedstocks, reduce costs and conserve cash. These measures, which include a workforce reduction that will impact 17 positions in the U.S., are expected to be substantially completed by May 31, 2014. Once fully implemented, these measures are expected to deliver cash savings of up to approximately $4.0 to $5.0 million in fiscal year 2014 and up to approximately $8.0 to $10.0 million annually thereafter. We estimate that we will incur total charges of approximately $1.6 million during the first nine months of fiscal year 2014 with respect to the workforce reduction in the U.S., including $0.4 million in continuation of salary and benefits of certain employees until their work is completed and their positions are eliminated and $1.2 million of one-time severance and other costs, all of which will be cash expenditures. On March 31, 2014, we entered into an agreement to sell our facility and certain equipment located in College Station, Texas.

On March 10, 2014, we completed a registered public offering of 23,000,000 shares of our common stock (including 3,000,000 shares purchased by the underwriter upon the exercise in full of their right to purchase up to an additional 3,000,000 shares to cover over-allotments) at a price to the public of $1.00 per share, resulting in net proceeds of approximately $20.8 million, after deducting underwriting discounts and commissions and estimated offering expenses. We also issued warrants to purchase an aggregate of 480,000 shares of our common stock to certain affiliated designees of the underwriters as part of the underwriter’s compensation. The warrants are exercisable at any time and from time to time, in whole or in part, beginning on March 4, 2015 and expire on March 4, 2019. The exercise price is $1.50 per share of common stock.

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

With industrial processing generally well established in Brazil, we believe that field performance — primarily yields of sugars that can be fermented to ethanol — will largely determine the scale and pace at which our current and future products will be adopted. Based on industry feedback, we believe that minimum average yields in the range of 2,500 to 3,000 liters of ethanol per hectare will be necessary to achieve broad adoption. We believe that at least two more growing seasons, including the one currently underway, will be required to fully demonstrate this yield range. To date, we have demonstrated on a limited scale that our products can achieve such yields within their area of adaptation, provided that our crop management protocols are followed and plantings receive adequate rainfall; however, further optimizations and additional hybrids will be needed to consistently achieve economically attractive yields across wide-area plantings.

For the 2012–2013 sweet sorghum growing season in Brazil, our products were planted by or for more than 30 mills in Brazil through a combination of seed sales, agronomy and crop management services and product evaluations. We collected yield results from approximately two-thirds of the mills that planted our hybrids during the 2012–2013 growing season; the remaining mills reported incomplete results, did not complete the evaluation or chose not to report results. For mills that reported results, yields of sugars that can be fermented into ethanol were approximately 50% higher on average than the previous season, primarily as a result of product improvements related to biomass quality and productivity, better crop management and more favorable growing conditions at most planting locations. A third-party fermentation lab in Brazil confirmed total fermentable sugar yields. Based on anecdotal customer reports, our portfolio of sweet sorghum hybrids outyielded competitor products at multiple locations where side-by-side comparisons were available. Ethanol yields from our products ranged from approximately 450 to 3,600 liters per hectare, according to mill and company calculations. Mills representing the top 20% of yields, and which generally followed established crop management practices, achieved average yields ranging from 2,100 to 3,300 liters per hectare. Lower yields were primarily due to deviations from recommended crop management protocols, weather related delays during planting and disease infection late in the growing season.

For the 2013–2014 sweet sorghum growing season in Brazil, our products have been planted with 49 customers, including mills and mill suppliers, across 55 different locations. Based on published reports, we estimate that these companies, which include multi-mill conglomerates, are responsible for approximately 30% or more of the sugarcane crushed in Brazil. These plantings primarily consist of small, multi-hybrid evaluations designed to determine yield potential, identify the best performing hybrids for specific regions and demonstrate various crop management practices. Several mills have planted larger evaluations this season. As part of our product development process, we have also established a number of breeding and product development field evaluations across various geographies. These trials consist of hundreds of hybrids, including a smaller subset of hybrids in more advanced evaluations in Brazil and other countries in South America. Based on the product candidates in our pipeline today, we expect to continually improve our commercial product line with higher yielding hybrids.

In addition to sweet sorghum, our field evaluations this season include high biomass sorghum, which is a type of sorghum developed and managed for its enhanced biomass yield as opposed to sugar or juice. Based on industry feedback, we believe that high biomass sorghum can be utilized as a supplementary source of biomass for industrial heat and power generation in Brazil, especially during the sugarcane offseason or periods of sugarcane bagasse shortages. Based on industry feedback, we believe that minimum average yields per hectare in the range of 35 to 40 metric tons of biomass, measured at 50% moisture content, will be necessary to achieve broad adoption of high biomass sorghum. To date, we have demonstrated on a limited scale that our products can achieve such yields within their area of adaptation, provided that our crop management protocols are followed and plantings receive adequate rainfall. We also plan to develop and launch a number of product innovations that provide greater flexibility in harvest time and end use, as well as other benefits, to our mill customers. Total plantings of our commercial and pre-commercial sorghum hybrids cover approximately 1,000 hectares for the 2013 – 2014 sorghum growing season compared to approximately 3,000 hectares for the previous season due primarily to a greater focus among mills on field performance, which can be determined at a smaller scale than evaluations needed for confirming industrial performance.

Harvests for the 2013-2014 sorghum growing season in Brazil have commenced, with the majority of locations to be harvested over the next four to six weeks as various products reach maturity. Since the favorable start to the season, weather patterns in South-Central Brazil have been variable and drier than normal overall, with severely dry and hot conditions affecting certain regions within our sorghum evaluation areas, most notably in western São Paulo state. The impact of variable weather has been ameliorated, in part, by the geographic distribution of our evaluation sites and the natural tolerance of sorghum to harsh conditions. Overall, evaluations have been managed according to our recommended crop management protocols and at this time we expect to generate reliable yield and performance data at enough locations to select products for advanced field evaluations next season. Approximately 40 out of 55 customer evaluation sites are expected to provide yield and performance data. Based on visual inspections of plant health, size and populations per hectare, our agronomists estimate that approximately 65% of these locations are in good to excellent condition and 35% are in fair condition, with variations among locations and hybrids primarily due to differences in growing conditions during the season, as well as anticipated variation in the adaptation range of individual hybrids under evaluation. Approximately 15 customer evaluation sites have been lost or are not expected to provide meaningful yield data due to weather or other causes such as herbicide drift. Assessments of individual evaluation locations are subject to change until harvests are completed. We expect to collect yield results by July.

For the 2013–2014 sorghum growing season in Brazil, we offered leading mill groups the opportunity to participate in sales incentive and promotional programs. Depending on the size of the seed purchase and the crop yield in biomass or ethanol, we could incur costs representing a portion of some customers’ production costs or anticipated yield. In certain cases, we may participate directly in, and may incur certain unreimbursed costs for seed, crop production and agronomy services during this season. Certain of our revenues from seed sales and services provided will be deferred until completion of the growing season, which we currently expect to occur in the fiscal third quarter.

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

We recognize deferred revenue to the extent that cash received under the collaboration agreement is in excess of the revenues recognized related to the agreement since the work under the agreement has not yet been performed, or the work has not been fully completed as prescribed in the statement of work at the balance sheet date, which is classified as other current liabilities on the accompanying condensed consolidated balance sheets.

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

Stock-Based Compensation

We account for stock-based compensation arrangements with employees using fair value methods which require the recognition of compensation expense for costs related to all stock-based payments. The fair value methods require us to estimate the fair value of stock-based payment awards on the date of grant. We use an option pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period. The fair value of restricted stock granted to employees is based on the grant date value of the underlying stock. We account for stock options issued to non-employees based on the estimated fair value of the awards using the option pricing model. The measurement of stock-based compensation to non-employees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our condensed consolidated statements of operations during the period the related services are rendered.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that an impairment indicator has occurred, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the reporting periods presented herein there was no indicator that impairment has occurred.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three months ended		Six months ended
	February 28,		February 28,
	2014	2013	2014	2013

Revenues:
Product sales	$46	$59	$66	$73
Collaborative research and government grants	449	967	1,192	2,918
Total revenues	495	1,026	1,258	2,991
Cost and operating expenses:
Cost of product sales	556	2,280	1,865	2,980
Research and development	3,570	4,368	7,984	8,711
Selling, general and administrative	3,585	3,392	6,845	7,236
Total cost and operating expenses	7,711	10,040	16,694	18,927
Loss from operations	(7,216)	(9,014)	(15,436)	(15,936)
Interest expense	(19)	(1)	(19)	(1)
Interest income	10	49	26	78
Loss before income taxes	(7,225)	(8,966)	(15,429)	(15,859)
Income tax expense	-	-	(1)	(1)
Net loss	$(7,225)	$(8,966)	$(15,430)	$(15,860)

Comparison of the Three Months Ended February 28, 2014 and 2013

Revenues

	Three Months Ended
	February 28,
	2014	2013	Change
	(In thousands)
Product sales	$46	$59	$(13)
Collaborative research and government grants	449	967	(518)
Total revenue	$495	$1,026	$(531)

Our total revenues decreased by $0.5 million to $0.5 million for the three months ended February 28, 2014 compared to the same period in the prior year primarily due to a decrease in revenue under our collaborative research and government grants. Product sales remained relatively unchanged compared to the second quarter of fiscal 2013.

Cost and Operating Expenses

	Three Months Ended
	February 28,
	2014	2013	Change
	(In thousands)
Cost of product sales	$556	$2,280	$(1,724)
Research and development	3,570	4,368	(798)
Selling, general and administrative	3,585	3,392	193
Total cost and operating expenses	$7,711	$10,040	$(2,329)

Cost of Product Sales

Our cost of product sales decreased by $1.7 million to $0.6 million for the three months ended February 28, 2014 compared to the same period in the prior year. The decrease was primarily due to reduced expenses of $1.1 million for obsolete seed inventory and reduced expenses of $0.6 million resulting from changes and reductions in our sales incentive and promotional programs in Brazil.

Research and Development Expenses

Our research and development expenses decreased by $0.8 million to $3.6 million for the three months ended February 28, 2014 compared to $4.4 million for the same period in the prior year. In the U.S., research and development expenses decreased by $0.9 million primarily due to reduced personnel and related expenses of $0.5 million and reduced external research and development expenses of $0.4 million. In Brazil, research and development expenses increased by $0.1 million primarily as a result of increased personnel and related expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $0.2 million to $3.6 million for the three months ended February 28, 2014 compared to the same period in the prior year. In the U.S., our expenses decreased by $0.6 million due to reduced personnel and related expenses of $0.4 million and reduced professional fees and patent expenses of $0.2 million. The reduction in the U.S was offset by an increase in Brazil of $0.8 million primarily for personnel and related expenses.

Interest Expense and Interest Income

	Three Months Ended
	February 28,
	2014	2013	Change
	(In thousands)
Interest expense	$(19)	$(1)	$(18)
Interest income	10	49	(39)
Total	$(9)	$48	$(57)

Interest Income

Interest income decreased by $39,000 in the three months ended February 28, 2014 compared to the same period in the prior year. The decrease was primarily due to lower average cash invested balances.

Comparison of the Six Months Ended February 28, 2014 and 2013

Revenues

	Six Months Ended
	February 28,
	2014	2013	Change
	(In thousands)
Product sales	$66	$73	$(7)
Collaborative research and government grants	1,192	2,918	(1,726)
Total revenue	$1,258	$2,991	$(1,733)

Our total revenues were $1.3 million for the six months ended February 28, 2014 and $3.0 million for the six months ended February 28, 2013. The decrease was primarily due to reduced revenue related to the termination of our development and license agreement with Campbell and a decrease in revenue under our collaborative research and government grants for the six months ended February 28, 2014 compared to the same period in the prior year.

Cost and Operating Expenses

	Six Months Ended
	February 28,
	2014	2013	Change
	(In thousands)
Cost of product sales	$1,865	$2,980	$(1,115)
Research and development	7,984	8,711	(727)
Selling, general and administrative	6,845	7,236	(391)
Total cost and operating expenses	$16,694	$18,927	$(2,233)

Cost of Product Sales

Our cost of product sales decreased by $1.1 million to $1.9 million for the six months ended February 28, 2014 compared to $3.0 million for the same period in the prior year. The decrease was primarily due to reduced expenses of $0.5 million for obsolete seed inventory and reduced expenses of $0.6 million resulting from changes and reductions in our sales incentive and promotional programs in Brazil.

Research and Development Expenses

Our research and development expenses decreased by $0.7 million to $8.0 million for the six months ended February 28, 2014 compared to $8.7 million for the same period in the prior year. In the U.S., research and development expenses decreased by $1.8 million primarily due to reduced personnel and related expenses of $1.0 million and reduced external research and development expenses of $0.8 million. In Brazil, research and development expenses increased by $1.1 million as a result of increased personnel and related expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $0.4 million to $6.8 million for the six months ended February 28, 2014 compared to the same period in the prior year. In the U.S., our expenses decreased by $1.4 million due to reduced personnel and related expenses of $0.9 million and reduced professional fees and patent expense of $0.5 million. The reduction in the U.S was partially offset by an increase in Brazil of $1.0 million primarily for personnel and related expenses.

Interest Expense and Interest Income

	Six Months Ended
	February 28,
	2014	2013	Change
	(In thousands)
Interest expense	$(19)	$(1)	$(18)
Interest income	26	78	(52)
Total	$7	$77	$(70)

Interest Income

Interest income decreased by $52,000 in the six months ended February 28, 2014 compared to the same period in the prior year. The decrease was primarily due to lower average cash invested balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses, and, as of February 28, 2014, we had an accumulated deficit of $290.0 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is also no assurance that we will achieve profitable operations, or if achieved, that we can sustain them on a continued basis.

In the first quarter of fiscal 2014, management commenced certain actions to extend our available working capital. We believe that our existing cash and cash equivalents, marketable securities, proceeds from the registered public offering completed on March 10, 2014, and cash inflows from collaboration and grant funding and from product sales, will provide adequate resources to fund our operations, including research and development expenses, planned capital expenditures and working capital requirements for the next 12-18 months. In order to fund our operations beyond that time, we believe we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

On March 10, 2014, we completed a registered public offering of 23,000,000 shares of our common stock (including 3,000,000 shares purchased by the underwriter upon the exercise in full of their right to purchase up to an additional 3,000,000 shares to cover over-allotments) at a price to the public of $1.00 per share, resulting in net proceeds of approximately $20.8 million, after deducting underwriting discounts and commissions and estimated offering expenses. We also issued warrants to purchase an aggregate of 480,000 shares of our common stock to certain affiliated designees of the underwriter as part of the underwriter’s compensation. The warrants are exercisable at any time and from time to time, in whole or in part, beginning on March 4, 2015 and expire on March 4, 2019. The exercise price is $1.50 per share of common stock.

On October 11, 2013, we commenced a plan intended to further align our expenditures with our near-term commercial opportunity in Brazil, shift Northern Hemisphere sorghum breeding activities from College Station, Texas to a more appropriate location, deemphasize research and development for U.S. cellulosic feedstocks, reduce costs and conserve cash. These measures, which include a workforce reduction that will impact 17 positions in the U.S, are expected to be substantially completed by May 31, 2014. During the six months ended February 28, 2014, the Company recorded approximately $0.9 million of severance expense related to these workforce reductions, of which $0.5 million, $0.3 million and $0.1 million was recorded to research and development expense, cost of sales and general and administrative expense, respectively. During the six months ended February 28, 2014, the Company made cash payments of approximately $0.6 million related to these expenses. The remaining cash payments of approximately $0.3 million are expected to be made prior to August 31, 2014, and are accrued in accounts payable and accrued expenses as of February 28, 2014. Once fully implemented, these measures are expected to deliver cash savings of up to approximately $4.0 to $5.0 million in fiscal year 2014 and up to approximately $8.0 to $10.0 million annually thereafter. We estimate that we will incur total charges of approximately $1.6 million during the first nine months of fiscal year 2014 with respect to the workforce reduction in the U.S., including $0.4 million in continuation of salary and benefits of certain employees until their work is completed and their positions are eliminated and $1.2 million of one-time severance and other costs, all of which will be cash expenditures. On March 31, 2014, we entered into an agreement to sell our facility and certain equipment located in College Station, Texas.

Cash Flows

	For the six months ended
	February28,
	2014	2013
	(In thousands)
Net cash (used in) provided by
Operating activities	$(11,402)	$(14,559)
Investing activities	$9,209	$9,449
Finance activities	$(87)	$(223)

Net cash outflows of $11.4 million from operating activities during the six months ended February 28, 2014 primarily resulted from our net loss of $15.4 million, which included non-cash items of $0.8 million in depreciation expense and $1.9 million in stock based compensation expense.

Net cash outflows of $14.6 million from operating activities during the six months ended February 28, 2013 primarily resulted from our net loss of $15.9 million, which included non-cash items of $1.0 million in depreciation expense and $1.7 million in stock based compensation expense.

Net cash provided by investing activities of $9.2 million during the six months ended February 28, 2014 was due to net marketable securities activity of $9.7 million, partially offset by $0.6 million used to purchase property and equipment.

Net cash provided by investing activities of $9.4 million during the six months ended February 28, 2013 was due to net marketable securities activity of $10.0 million, partially offset by $0.6 million used to purchase property and equipment.

Net cash outflows of $0.1 million from finance activities during the six months ended February 28, 2014 was due to $0.1 million of payments on capital leases.

Net cash used in financing activities of $0.2 million during the six months ended February 28, 2013 was due to $0.3 million of payments on capital leases, which was partially offset by $0.1 million of cash received from the exercise of stock options.

Off-Balance Sheet Arrangements

As of February 28, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Seasonality

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the year ended August 31, 2013 and for the six months ended February 28, 2014 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in Brazil will typically be higher in our first and second fiscal quarters, due to the timing of the planting decisions made by our customers. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended February 28, 2014 and 2013, respectively. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are also exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States and Brazil.

Interest Rate Risk

As of February 28, 2014 and August 31, 2013, our exposure to risk for changes in interest rates primarily related to our cash equivalents and marketable securities. We have investments in money market funds, commercial paper and corporate bonds, which all have relatively short term maturities. Accordingly, our interest income fluctuates with short term market conditions. All marketable securities are classified as available for sale and are expected to be liquid. Due to the relatively short-term nature of our investments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot assure you that we will not experience losses on these deposits.

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

Through February 28, 2014, the fluctuations in the Brazil Real for our operations in Brazil had no adverse impact on our results of operations as the U.S. Dollar has been strengthening against the Brazil Real. As our international operations in Brazil grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in the foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the Brazil Real, our foreign-currency based expenses increase when translated into U.S. dollars. To date, we have not hedged the risks associated with foreign currency exchange exposure. As the risks associated with fluctuations in the Brazil Real become greater, we will continue to reassess our approach to managing this risk.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2014.

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

(c) Changes in Internal Control

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks and uncertainties set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on November 26, 2013, as updated and superseded in our Current Reports on Form 8-K filed on January 24, 2014 and February 20, 2014, together with all of the other information set forth in this Quarterly Report on Form 10-Q. If any of these risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. There have been no material changes to the risks discussed in the Form 10-K, as updated and superseded in the Form 8-Ks.

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
Paul Kuc
Chief Financial Officer
(Principal Financial Officer)

Date: April 10, 2014

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

[1] 32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

#101	Financial statements from the Quarterly Report on Form 10-Q of Ceres, Inc. for the quarterly period ended February 28, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

[1]	This certification is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

#	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1