Form 10-Q
period 2014-05-31
Ceres, Inc.
filed 2014-07-10
CIK 767884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from_________ to _________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 7, 2014
Common Stock, $0.01 par value per share	48,193,967

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts and par value)

(Unaudited)

	May 31, 2014	August 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$5,890	$8,881
Marketable securities	24,393	21,630
Prepaid expenses	917	791
Accounts receivable	460	957
Inventories	-	20
Assets held for sale, net	688	-
Other current assets	119	157
Total current assets	32,467	32,436
Property and equipment, net	2,966	4,633
Marketable securities	2,247	-
Other assets	98	109
Total assets	$37,778	$37,178

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,943	$3,825
Other current liabilities	141	18
Current portion of long-term debt	92	154
Total current liabilities	4,176	3,997
Other non-current liabilities	79	93
Long-term debt, net of current portion	31	82
Total liabilities	4,286	4,172
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid in capital, $0.01 par value; 240,000,000 shares authorized; 48,204,635 shares issued and outstanding at May 31, 2014; 490,000,000 shares authorized; 24,897,199 shares issued and outstanding at August 31, 2013	331,841	308,286
Accumulated other comprehensive loss	(608)	(696)
Accumulated deficit	(297,741)	(274,584)
Total stockholders’ equity	33,492	33,006
Total liabilities and stockholders’ equity	$37,778	$37,178

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2014	2013	2014	2013

Revenues:
Product sales	$163	$389	$229	$462
Collaborative research and government grants	643	966	1,835	3,884
Total revenues	806	1,355	2,064	4,346
Cost and operating expenses:
Cost of product sales	575	2,134	2,440	5,114
Research and development	3,595	4,074	11,579	12,784
Selling, general and administrative	3,887	4,464	10,732	11,700
Other	464	-	464	-
Total cost and operating expenses	8,521	10,672	25,215	29,598
Loss from operations	(7,715)	(9,317)	(23,151)	(25,252)
Interest expense	(25)	(34)	(44)	(35)
Interest income	13	28	39	106
Loss before income taxes	(7,727)	(9,323)	(23,156)	(25,181)
Income tax expense	-	-	(1)	(1)
Net loss	$(7,727)	$(9,323)	$(23,157)	$(25,182)

Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.38)	$(0.72)	$(1.02)
Weighted average outstanding common shares used for net loss per share :
Basic and diluted	45,955,818	24,801,705	32,165,265	24,765,664

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2014	2013	2014	2013
Net loss	$(7,727)	$(9,323)	$(23,157)	$(25,182)
Other comprehensive income (loss)
Foreign currency translation adjustments	51	152	91	(288)
Net unrealized loss on marketable securities	(12)	(6)	(3)	(1)
Total comprehensive loss	$(7,668)	$(9,177)	$(23,069)	$(25,471)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	May 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(23,157)	$(25,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Net (gain) loss on disposal of assets	(108)	166
Loss on assets held for sale	464	-
Depreciation and amortization	1,191	1,464
Amortization of premiums on marketable securities	227	503
Non-cash interest income	(266)	(607)
Stock compensation	2,800	2,461
Changes in operating assets and liabilities:
Prepaid expenses	(144)	23
Accounts receivable	501	(73)
Inventories	21	295
Other assets	36	53
Accounts payables and accrued expenses	94	(604)
Other liabilities	109	(696)
Other	343	14
Net cash used in operating activities	(17,889)	(22,183)

Cash flows from investing activities:
Purchases of property and equipment	(628)	(660)
Proceeds from sale of property and equipment	118	-
Purchases of marketable securities	(30,313)	(1,545)
Maturities of marketable securities	25,000	22,379
Net cash (used in) provided by investing activities	(5,823)	20,174

Cash flows from financing activities:
Repayment of debt	(123)	(286)
Proceeds from issuance of common stock	20,751	56
Net cash provided by (used in) financing activities	20,628	(230)

Effect of foreign currency translation on cash	93	(9)
Net decrease in cash and cash equivalents	(2,991)	(2,248)
Cash and cash equivalents at beginning of period	8,881	21,069
Cash and cash equivalents at end of period	$5,890	$18,821

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

1) The Company

Ceres, Inc. (Company) is an agricultural biotechnology company selling seeds to produce dedicated energy crops—renewable bioenergy feedstocks that can enable the large-scale replacement of petroleum and other fossil fuels. The Company uses a combination of advanced plant breeding and biotechnology to develop seed products.

In January 2010, the Company formed a subsidiary, Ceres Sementes do Brasil Ltda. The Company’s ownership in this subsidiary is 99.9% and the Company’s Chief Executive Officer owns the remaining interest. In May 2014, the Company formed a wholly owned subsidiary, Ceres Agrotechnologies INTL LLC. In May 2014, the Company also formed a subsidiary, CS Semillas de Mexico, S.de L. de C.V. The Company’s ownership in this subsidiary is 99.9% and Ceres Agrothechnologies International LLC owns the remaining interest.

The Company has incurred substantial net losses from operations since its inception and its accumulated deficit as of May 31, 2014 was $297,741. The Company expects to incur additional losses related to the continued development and expansion of its business, including research and development, seed production and operations, and sales and marketing. During the first quarter of fiscal 2014, management commenced certain actions to extend the Company’s available working capital. On October 11, 2013, the Company commenced the implementation of a plan (Plan) intended to further align expenditures with the Company’s near-term commercial opportunity in Brazil, shift Northern Hemisphere sorghum breeding activities from College Station, Texas to a more appropriate location, de-emphasize research and development for U.S. cellulosic feedstocks, reduce costs and conserve cash. The actions taken under the Plan, which included, among others, a workforce reduction that impacted 16 positions in the U.S, were substantially completed at May 31, 2014. During the nine months ended May 31, 2014, the Company incurred total charges of approximately $1,600 with respect to the U.S. workforce reductions, including $900 of one-time severance expenses, $400 for continuation of salary and benefits of certain employees until their work was completed and $300 of other costs. Of the $1,600 of cash payments made during the nine months ending May 31, 2014, $1,000, $500 and $100 was recorded to research and development expenses, cost of sales and general and administrative expenses, respectively.

On March 10, 2014, the Company completed a registered public offering of 23,000,000 shares of its common stock (including 3,000,000 shares purchased by the underwriter upon the exercise in full of their right to purchase up to an additional 3,000,000 shares to cover over-allotments) at a price to the public of $1.00 per share. The Company received approximately $20.8 million of proceeds from the offering, after deducting underwriting discounts and commissions and estimated offering expenses. The Company plans to finance its operations for the next 12-15 months with existing cash and cash equivalents, marketable securities, proceeds from the registered public offering completed on March 10, 2014, and cash inflows from collaboration and grant funding and from product sales.

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

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CERES, INC. AND SUBSIDIARIES

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

The following tables present the Company’s financial assets that were measured at fair value on a recurring basis as of May 31, 2014 and August 31, 2013 by level within the fair value hierarchy:

	May 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets
Money Market Funds	$2,535	$—	$—	$2,535
Certificates of Deposit—available for sale	—	6,141	—	6,141
Commercial Paper—available for sale	—	6,746	—	6,746
Corporate Bonds—available for sale	—	15,253	—	15,253
Total	$2,535	$28,140	$—	$30,675

All of the money market funds and $1,500 of the commercial paper are included in cash and cash equivalents on the condensed consolidated balance sheets.

	August 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets
Money Market Funds	$2,310	$—	$—	$2,310
Certificates of Deposit—available for sale	—	4,555	—	4,555
Commercial Paper—available for sale	—	2,198	—	2,198
Corporate Bonds—available for sale	—	16,076	—	16,076
Total	$2,310	$22,829	$—	$25,139

All of the money market funds and $1,199 of the commercial paper are included in cash and cash equivalents on the condensed consolidated balance sheets.

Accounts Receivable

Accounts receivable represents amounts owed to the Company from product sales and collaborative research and government grants. The Company had no amounts reserved for doubtful accounts at May 31, 2014 and August 31, 2013 as the Company expects full collection of the accounts receivable balances.

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Seed Inventories

Due to the early stage of commercialization and the minimal amount of sales of the Company’s seeds, at May 31, 2014 all seed inventory was written-off based on the lower of cost or market. At August 31, 2013, inventory consisted of work–in–process costs related to sweet sorghum seeds. Seed inventory costs are computed on a first–in, first–out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales.

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

Assets Held for Sale

The Company reclassifies long-lived assets to Assets Held for Sale when all required criteria for such reclassification are met. The assets are recorded at the lower of the carrying value or fair value less costs to sell. Assets held for sale must meet the following conditions: (1) management, having authority to approve the action, commits to a plan to sell the asset, (2) the asset is available for immediate sale in its present condition, (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year, (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

In connection with the agreement the Company entered into on March 31, 2014 to sell its facility and certain equipment located in College Station, Texas, a determination was made that the assets met the criteria to be classified as held for sale and the fair value for the related assets was in excess of their carrying amount. Accordingly, during the quarter ended May 31, 2014, the Company recorded a charge of $464 to Other expense for the difference between the net carrying amount of these assets of $1,152 and the expected net cash proceeds of $688.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that an impairment indicator has occurred, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the reporting periods presented herein there was no impairment.

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

The following summarizes the changes in the balances of each component of accumulated other comprehensive loss during the nine months ended May 31, 2014:

			Accumulated
	Foreign	Unrealized	Other
	Currency	Gains (Losses)	Comprehensive
	Translation	on Securities	Loss
Balance at August 31, 2013	$(684)	$(12)	$(696)
Comprehensive income (loss)	91	(3)	88
Balance at May 31, 2014	$(593)	$(15)	$(608)

CERES, INC. AND SUBSIDIARIES

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

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	May 31,
	2014	2013
Options to purchase common stock	3,327,395	2,673,232
Warrants to purchase common stock	2,562,045	2,082,045
Total	5,889,440	4,755,277

(3) Marketable Securities

Marketable securities classified as available for sale consisted of the following:

	May 31, 2014
Available for sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Certificates of Deposit	$6,147	$—	$(6)	$6,141
Commercial Paper	5,247	—	(1)	5,246
Corporate Bonds	15,261	—	(8)	15,253
Total	$26,655	$—	$(15)	$26,640

	May 31, 2014
	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$24,405	$24,393
Due in 1-2 years	2,250	2,247
	$26,655	$26,640

	August 31, 2013
Available for sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Certificates of Deposit	$4,561	$—	$(6)	$4,555
Commercial Paper	1,000	—	(1)	999
Corporate Bonds	16,081	2	(7)	16,076
Total	$21,642	$2	$(14)	$21,630

	August 31, 2013
	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$21,642	$21,630
	$21,642	$21,630

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(4) Seed Inventories

Due to the early stage of commercialization and the minimal amount of sales of the Company’s seeds, at May 31, 2014 all seed inventory was written-off based on the lower of cost or market. Inventories at August 31, 2013 consisted of the following:

Work in process	$20
Seed inventory	—
Total inventories	$20

(5) Property and Equipment

Property and equipment are summarized as follows:

	May 31, 2014	August 31, 2013
Land	$43	$43
Automobiles and trucks	924	796
Buildings	1,217	3,180
Office, laboratory, farm and warehouse equipment and furniture	12,802	14,792
Leasehold improvements	5,659	5,716
	20,645	24,527
Less accumulated depreciation	(17,679)	(19,894)
Property and equipment, net	$2,966	$4,633

(6) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	May 31, 2014	August 31, 2013
Accounts payable	$1,080	$1,289
Accrued payroll and related expenses	2,308	1,020
Research and development contracts	319	1,098
Accrued grower commitments	-	38
Other	236	380
	$3,943	$3,825

(7) Long-Term Debt

Long-term debt is summarized as follows:

	May 31,	August 31,
	2014	2013
Capital leases	$123	$236
Less current portion	(92)	(154)
Long term debt (capital leases)	$31	$82

The aggregated maturities of debt as of May 31, 2014 are as follows:

Remaining three months of fiscal year 2014	$25
2015	67
2016	31
$123

CERES, INC. AND SUBSIDIARIES

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

Stock-based compensation expense included in operating expenses and total intrinsic value of stock options exercised are as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2014	2013	2014	2013
Stock-based compensation expense	$949	$875	$2,804	$2,737
Fair value changes of collaboration warrants	(13)	(98)	(4)	(276)
	$936	$777	$2,800	$2,461
Intrinsic value of stock options exercised	$—	$—	$—	$79

There were no stock options exercised during the nine months ended May 31, 2014 or during the three months ended May 31, 2013.

Stock Option Activity

The following table summarizes the stock option transactions under the Equity Plans during the nine months ended May31, 2014:

	Shares	Weighted Average Exercise Price
Options outstanding at August 31, 2013	2,791,556	$7.49
Options granted	778,037	1.27
Options forfeited	(242,198)	8.96
Options outstanding at May 31, 2014	3,327,395	$5.93

No tax benefits have been recorded on compensation costs recognized for options exercised. As of May 31, 2014, there was $3,578 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted average of 2.38 years. The Company’s policy is to issue new shares for options exercised.

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Restricted Stock Activity

The following summarizes the restricted stock transactions under the Equity Plans during the nine months ended May 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding and unvested at August 31, 2013	290,700	$5.55
Restricted stock granted	328,260	1.31
Restricted stock vested	(118,029)	3.91
Restricted stock forfeited	(23,167)	4.82
Restricted stock outstanding and unvested at May 31, 2014	477,797	$3.38

As of May 31, 2014, there was $309 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average of 1.23 years.

Stock Activity

During the nine months ended May 31, 2014, the Company granted 18,300 shares of common stock under the 2011 Plan with a fair market value of $0.91 per share. The Company recorded $16.7 of expense related to this stock grant. During fiscal year 2013, the Company granted 60,000 shares of common stock under the 2011 Plan with a fair market value of $3.33 per share. The Company recorded $200 of expense in the year ended August 31, 2013 related to this stock grant

(9) Stockholders’ Equity

Common Stock

On March 7, 2014, the Company held its 2014 Annual Meeting of Stockholders (Annual Meeting). At the Annual Meeting, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation which decreased the total number of shares of common stock of the Company from 490,000,000 to 240,000,000. Holders of the Company’s common stock are entitled to dividends as and when declared by the Board of Directors, subject to rights and holders of all classes of stock outstanding having priority rights to dividends. There have been no dividends declared to date. Each share of common stock is entitled to one vote.

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

Warrants issued in connection with Noble Agreement

In May 2006, the Company entered into a collaboration agreement with The Samuel Roberts Noble Foundation, Inc. (Noble) (Noble Agreement) to establish a research program (see Note (12)). In connection with this collaboration, the Company granted Noble a warrant to purchase 133,333 shares of the Company’s common stock for an exercise price of $30.00 per share. The original terms were as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2009, May 19, 2011, May 19, 2013, and May 19, 2015, respectively, and shall remain exercisable for a period of two years from the respective vesting dates. These warrants are accounted for at fair value and remeasured until vested. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $624.4 as of May 31, 2014. At May 31, 2014, 99,999 warrants had vested under this arrangement. The fair value of the warrants not yet vested at May 31, 2014, was $0.1 using a risk-free rate of 0.79% based on the respective exercise periods of each installment, expected volatility of 74.0%, expected term of 2.97 years based on the respective exercise periods of each installment, which is also the remaining contractual term, and 0% dividend yield.

In June 2011, the Company and Noble agreed to modify the warrants issued to Noble as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2013 and May 19, 2015, respectively and shall remain exercisable until the earliest of a period of five years from the respective vesting dates and May 18, 2017.

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Warrants issued in connection with TAMU Agreement

In August 2007, the Company entered into a sponsored research and intellectual property rights agreement with The Texas A&M University System (TAMU) to establish a research program (see Note (12)). In connection with this collaboration, the Company granted TAMU a warrant to purchase 66,666 shares of the Company’s common stock for an exercise price of $30.00 per share. The warrant vests based on certain research and commercialization milestones being met and shall remain exercisable until August 28, 2017. This warrant is accounted for at fair value and remeasured until the vesting targets are met. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $0.2 as of May 31, 2014. The fair value of the warrants at May 31, 2014 was $0.2, using a risk-free rate of 0.79%, expected volatility of 74.0%, expected term of 3.24 years and 0% dividend yield. No warrants have vested under this arrangement as of May 31, 2014.

In December 2011, pursuant to an Amended and Restated Intellectual Property Rights Agreement (IP Rights Agreement) (see Note (12)), the Company issued warrants to TAMU to purchase 66,666 shares of common stock at an exercise price of $14.30 per share. The warrants expire on September 24, 2026 and, subject to certain conditions, vest in equal installments on the fifth, tenth and fifteenth anniversary of the IP Rights Agreement. The inception to date expense recognized with respect to this warrant totals $8.3 as of May 3, 2014. The fair value of the warrants at May 31, 2014, was $26.4, using a risk-free rate of 2.48%, expected volatility of 86.9%, expected term of 12.32 years and 0% dividend yield. No warrants have vested under this arrangement as of May 31, 2014.

Warrants issued in connection with March 10, 2014 registered public offering

On March 10, 2014 the Company issued warrants to purchase an aggregate of 480,000 shares of common stock to certain affiliated designees of the underwriter as part of the underwriter’s compensation related to the registered public offering. The warrants are exercisable at any time and from time to time, in whole or in part, beginning on March 4, 2015 and expire on March 4, 2019. The exercise price is $1.50 per share of common stock. The fair value of these warrants upon issuance was $305 using a risk free rate of 1.64%, expected volatility 84.2%, expected term of 5 years and 0% dividend yield and was treated as an issuance cost of the common stock.

(10) Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, because the Company has incurred losses since its inception. The Company has deferred tax assets consisting primarily of net operating loss carryforwards that have been fully offset by a valuation allowance.

(11) Commitments and Contingencies

The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through 2023. The leases on the facilities contains provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets as of May 31, 2014, and August 31, 2013.

In connection with one of its facilities leases, the Company received a reimbursement for leasehold improvements of $270. This reimbursement is a lease incentive which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Total rental expense recognized was $111 and $84 for the three months ended May 31, 2014 and 2013, respectively and $283 and $373 for the nine months ended May 31, 2014 and 2013, respectively.

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Future minimum payments under noncancelable operating leases as of May 31, 2014 are as follows:

Operating Leases
Remaining three months of fiscal year 2014	$157
2015	547
2016	550
2017	559
2018	575
Thereafter	688
Total minimum lease payments	$3,076

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

Future minimum payments under the Company’s research collaboration agreements as of May 31, 2014 are as follows:

Remaining three months of fiscal year 2014	$316
2015	798
2016	694
2017	125
$1,933

(13) Subsequent Events

On June 2, 2014, the Company sold its facility and certain related equipment and machinery located in College Station, Texas for net cash proceeds of approximately $688.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q, the information under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2013, and under the heading “Risk Factors” in our Current Report on Form 8-K filed on February 20, 2014. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our efforts to develop and commercialize our products, anticipated yields and product performance, our short-term and long-term business strategies, market and industry expectations and future results of operations and financial position, including anticipated cost savings from our plan to align expenditures, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “potential”, “continue” or other similar words. We based these forward-looking statements largely on our current expectations and projections about future events or trends that we believe may affect our business and financial performance. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to materially differ from any future results, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2013, as updated and superseded in our Current Report on Form 8-K filed on February 20, 2014, and elsewhere in our Annual Report and this Quarterly Report on Form 10-Q the material risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify, you should not rely on these forward-looking statements as guarantees of future results, performance or achievements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of the filing of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly, except to the extent required by law, any forward-looking statements for any reason after the date we file this Quarterly Report on Form 10-Q with the SEC to conform these statements to actual results or to changes in our expectations.

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

Our largest immediate commercial opportunity is in Brazil where we are pursuing two markets for our sorghum products. We market our sweet sorghum products as a “drop-in” feedstock to complement existing feedstock supplies and extend the operating season of Brazilian sugarcane-to-ethanol mills. We also offer our high biomass sorghum products, which can be utilized by mills and other agri-industrial facilities for generating electricity, heat and steam. Our dedicated energy crops can also be used for the production of second-generation biofuels and bio-based chemicals, including cellulosic ethanol, butanol, jet fuel, diesel-like molecules and gasoline-like molecules, from non-food biomass. Utility-scale electric power can be generated from the biomass feedstocks grown from our seeds.

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

We market and sell our sorghum seeds in Brazil and our switchgrass and sorghum seeds in the United States and Europe under our Blade brand. In row crops, like corn, cotton and soybean, we have out-licensed a portion of our traits and gene technology to existing market participants and we continue to pursue opportunities to out-license these technologies in other crops. We have chosen to be a technology provider or trait provider in these markets and our collaborators and customers in this area consist primarily of multi-national seed companies. We also continue to market our proprietary genome viewer software, known as Persephone, to plant and biomedical researchers. In June 2014, Bayer CropScience became the second life sciences company to license Persephone as its primary in-house genome browser.

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

Our other operating expenses are related to selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure. Seed inventory costs are computed on a first-in, first-out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. The recoverability of our sweet sorghum seed inventory is dependent on increased customer adoption and acceptance. At May 31, 2014, all seed inventory was written-off based on the lower of cost or market, based on our evaluation of such inventory.

Historically, we have funded our operations from the proceeds from issuances of convertible preferred stock, warrants, convertible notes, debt financing and common stock and payments from collaborators and government grants. We have experienced significant losses as we invested heavily in research and development and marketing, and those costs have exceeded revenues earned through collaboration agreements and government grants and product sales. As of May 31, 2014, we had an accumulated deficit of $297.7 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that profitable operations will be achieved, or if achieved, can be sustained on a continued basis.

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

In June 2014, we received notice that our Brazilian subsidiary was selected by the Brazilian government to receive a combination of low-interest loans and grants over the next four years to fund product development in sorghum and sugarcane. The funding is offered under the Brazilian government’s PAISS Agricola program. Under the PAISS program, Ceres Sementes do Brazil Ltda. is eligible for a multi-year, multi-million dollar credit facility at a government-subsidized interest rate as well as a multi-year, multi-million dollar non-repayable grant. The loan will be subject to guarantees to be provided by or obtained by Ceres as well as customary diligence, documentation and closing conditions. We expect to receive full program terms in mid-July.

On October 11, 2013, we commenced a plan intended to further align our expenditures with our near-term commercial opportunity in Brazil, shift Northern Hemisphere sorghum breeding activities from College Station, Texas to a more appropriate location, deemphasize research and development for U.S. cellulosic feedstocks, reduce costs and conserve cash. These measures, which included a workforce reduction of 16 positions in the U.S., were completed by May 31, 2014. During the nine months ended May 31, 2014, we recorded and paid total charges of approximately $1.6 million with respect to the U.S. workforce reductions, including $0.9 million of one-time severance expenses, $0.4 million for continuation of salary and benefits of certain employees until their work was completed and $0.3 million of other costs. Of the $1.6 million of cash payments made during the nine months ending May 31, 2014, $1.0 million, $0.5 million and $0.1 million was recorded to research and development expenses, cost of sales and general and administrative expenses, respectively. These measures are expected to deliver cash savings of approximately $4.0 million in fiscal year 2014 and up to approximately $8.0 million annually thereafter. In connection with these measures, we concluded that our facility and certain equipment located in College Station, TX were no longer held in use and accordingly these assets met the criteria to be classified as held for sale at May 31, 2014. Based on the agreement we entered into to sell this facility and equipment, a determination was made that the net sales price, less selling costs, was below the carrying amount for these assets. The net carrying amount for these assets was approximately $1.2 million and was reduced to an adjusted carrying value of $0.7 million at May 31, 2014. A charge of $0.5 million was recorded to Other expenses during the quarter ending May 31, 2014 to reflect the current fair value for these assets. On June 2, 2014, we completed the sale of this facility and equipment for net cash proceeds of approximately $0.7 million.

Commercial Evaluations of Our Sorghum Products in Brazil

Prior Sweet Sorghum Growing Seasons in Brazil

Since 2010, we have completed various commercial-scale evaluations of our sweet sorghum products in Brazil with approximately 50 ethanol mills and mill suppliers. During this time, our seeds have been planted and harvested using existing equipment and fermented into ethanol without retrofitting or altering the existing mills. The remaining biomass from this industrial process has been combusted for electricity production using existing mill boilers. We believe these experiences have demonstrated the “drop-in” nature of our sweet sorghum products, and along with higher yielding products in our pipeline, will serve as the basis for expanded adoption of this product line as a feedstock for ethanol and power production in Brazil and other markets.

With industrial processing generally well established in Brazil, we believe that field performance — primarily yields of sugars that can be fermented to ethanol — will largely determine the scale and pace at which our current and future products will be adopted. Based on industry feedback, we believe that minimum average yields in the range of 2,500 to 3,000 liters of ethanol per hectare will be necessary to achieve broad adoption. To date, we have demonstrated on a limited scale that our products can achieve these yields within their area of adaptation, provided that our crop management protocols are followed and plantings receive adequate rainfall; however, further optimizations and additional hybrids will be needed to consistently achieve economically attractive yields across wide-area plantings.

For the 2012–2013 sorghum growing season in Brazil, our products were planted by or for more than 30 mills in Brazil through a combination of seed sales, agronomy and crop management services and product evaluations. We collected yield results from approximately two-thirds of the mills that planted our hybrids during the 2012–2013 growing season; the remaining mills reported incomplete results, did not complete the evaluation or chose not to report results. For mills that reported results, yields of fermentable sugars were approximately 50% higher on average than the previous season, primarily as a result of product improvements related to biomass quality and productivity, better crop management and more favorable growing conditions at most planting locations. A third-party fermentation lab in Brazil confirmed total fermentable sugar yields. Based on anecdotal customer reports, our portfolio of sweet sorghum hybrids outyielded competitor products at multiple locations where side-by-side comparisons were available. Ethanol yields from our products ranged from approximately 450 to 3,600 liters per hectare, according to mill and company calculations. Mills representing the top 20% of yields, and which generally followed established crop management practices, achieved average yields ranging from 2,100 to 3,300 liters per hectare. Lower yields were primarily due to deviations from recommended crop management protocols, weather related delays during planting and disease infection late in the growing season. Mills use a variety of measurements and a complex formula to determine ethanol yields per hectare. Methodologies and assumptions used in these calculations can vary, and are therefore subject to greater variability than a controlled environment.

Field evaluations are subject to significant variability from year to year, including differing locations, trial designs, soil types, products planted, agronomic practices and growing conditions, and therefore, results are not directly comparable. Moreover, results from smaller scale evaluations may not be indicative of yields that can be achieved in larger-sized commercial plantings, which are affected by greater variability. However, we believe that the improvement of top yields achieved by the mills since 2010 – 2011 reflect an overall trend of improving execution of our crop management protocols by the industry and higher performing hybrids added to our product line.

2013–2014 Sorghum Growing Season in Brazil

For the 2013–2014 sorghum growing season in Brazil, plantings consisted of both sweet and high biomass sorghum product types. Our products were planted with 49 customers, including ethanol mills and mill suppliers, across 55 different locations. Based on published reports, we estimate that these companies, which include multi-mill conglomerates, are responsible for approximately 30% or more of the sugarcane crushed in Brazil. These plantings primarily consisted of small, multi-hybrid evaluations designed to determine yield potential, identify the best performing hybrids for specific regions and demonstrate various crop management practices. Our agronomists worked more closely with our customers and took a greater role in implementing or helping implement these crop management practices than in prior growing seasons. Several mills planted larger evaluations this season. As part of our product development process, we also established a number of breeding and product development field evaluations across various geographies. These trials consisted of hundreds of hybrids, including a smaller subset of hybrids in more advanced evaluations in Brazil and other countries in South America. Total plantings of our commercial and pre-commercial sorghum hybrids covered approximately 1,000 hectares for the 2013–2014 sorghum growing season compared to approximately 3,000 hectares for the previous season due primarily to a greater focus among mills on field performance, which can be determined at a smaller scale than evaluations needed for confirming industrial performance.

In addition to sweet sorghum, our field evaluations this season included high biomass sorghum, which is a type of sorghum developed and managed for its enhanced biomass yield as opposed to sugar or juice. Based on industry feedback, we believe that high biomass sorghum can be utilized as a supplementary source of biomass for industrial heat and power generation in Brazil, especially during the sugarcane offseason or periods of sugarcane bagasse shortages. Based on industry feedback, we believe that minimum average yields per hectare in the range of 35 to 40 metric tons of biomass, measured at 50% moisture content, will be necessary to achieve broad adoption of high biomass sorghum. However, recent water shortages and increasing demand for power have led to a spike in electricity prices and increased production of biopower, which we believe may increase demand for high biomass sorghum as well as make hybrids that yield as low as approximately 28 metric tons per hectare economically attractive.

Growing conditions during the 2013–2014 season have been variable and drier than normal overall. Following a favorable start to the growing season, severely dry and hot conditions affected several of our sorghum evaluation areas, most notably in western São Paulo state. The season concluded with generally favorable weather patterns. In order to mitigate the impact of variations in weather conditions on the performance of our hybrids this season, we dispersed our field evaluation sites across a number of growing areas. Sorghum also has a natural tolerance to hot and dry conditions.

Harvests for the 2013–2014 sorghum growing season in Brazil were completed in June. The results were as follows:

•	Calculated yields of ethanol per hectare from our sweet sorghum products were more than 35% higher on average than the previous season, primarily as a result of product improvements and better crop management, and despite dry and hot conditions that affected the company’s sorghum evaluation areas for part of the growing season. Ethanol yields from 40 customer evaluation sites ranged from approximately 950 to 4,200 liters per hectare, with regional averages by product ranging from 1,300 to 3,250 liters per hectare, according to company calculations. Twenty-eight evaluations sites achieved a minimum of 2,500 liters with one or more hybrids.

•	Several of our high biomass sorghum hybrids achieved average yields that we believe meet or exceed minimum yields levels needed for commercialization. Top yields exceeded 35 metric tons per hectare, as measured at 50% moisture content.

•	Based on anecdotal customer reports, we believe our portfolio of sorghum hybrids has largely outyielded competing products this season at multiple locations where side-by-side comparisons were available.

Variations in ethanol and biomass yields were primarily due to differences in growing conditions during the season, as well as anticipated variation in the adaptation range and performance of individual hybrids under evaluation. Fifteen customer evaluation sites were lost or did not provide meaningful yield data due to weather or other causes such as herbicide drift.

Based on this season’s positive results, we are advancing several sweet and high biomass sorghum products for larger scale customer evaluations next season, which begins in November 2014.  We plan to extend our commercial outreach in the coming season to potential customers outside the ethanol industry, where we believe mills and other companies that use biomass as a source of electricity, heat or steam will be interested in taking advantage of the current spike in electricity prices in Brazil through the generation of more biopower. We believe this will lead to greater interest in our high biomass sorghum products as an alternative feedstock for combustion. We will also advance new hybrids in our product development pipeline for continued mill evaluations. We believe that at least one more growing season will be required to fully demonstrate economically attractive yields in Brazil.

For the 2013–2014 sorghum growing season in Brazil, we offered leading mill groups the opportunity to participate in sales incentive and promotional programs under which we deferred certain of our revenue until harvests were completed in our fiscal third quarter. We may offer similar programs next season.

Product Development Pipeline Results

Based on the product candidates in our pipeline today, we expect to continually improve our commercial product line with higher yielding hybrids. We also plan to develop and launch a number of product innovations that provide greater flexibility in harvest time and end use, as well as other benefits, to our mill customers. In advanced hybrid field evaluations, where field evaluation plots are smaller, irrigated and managed more closely than commercial fields, ethanol yields from our later-stage product candidates exceeded 5,300 liters per hectare. Other experimental hybrids earlier in our product development pipeline demonstrated yields exceeding 6,000 liters per hectare. In addition, later-stage high biomass sorghum product candidates achieved yields well over 50 metric tons of biomass per hectare, measured at 50% moisture content. While we do not expect to achieve these yield levels at commercial scale at the present time, these research-stage results demonstrate the genetic potential of hybrids already in our pipeline. Further testing will be required to confirm these research results, and lower yields are expected as hybrids are advanced to larger-sized plantings which are affected by greater variability in weather, soil and other growing conditions.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that an impairment indicator has occurred, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the reporting periods presented herein there was no impairment.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three months ended		Nine months ended
	May 31,		May 31,
	2014	2013	2014	2013

Revenues:
Product sales	$163	$389	$229	$462
Collaborative research and government grants	643	966	1,835	3,884
Total revenues	806	1,355	2,064	4,346
Cost and operating expenses:
Cost of product sales	575	2,134	2,440	5,114
Research and development	3,595	4,074	11,579	12,784
Selling, general and administrative	3,887	4,464	10,732	11,700
Other	464	-	464	-
Total cost and operating expenses	8,521	10,672	(25,215)	29,598
Loss from operations	(7,715)	(9,317)	(23,151)	(25,252)
Interest expense	(25)	(34)	(44)	(35)
Interest income	13	28	39	106
Loss before income taxes	(7,727)	(9,323)	(23,156)	(25,181)
Income tax expense		-	(1)	(1)
Net loss	$(7,727)	$(9,323)	$(23,157)	$(25,182)

Comparison of the Three Months Ended May 31, 2014 and 2013

Revenues

	Three Months Ended
	May 31,
	2014	2013	Change
	(In thousands)
Product sales	$163	$389	$(226)
Collaborative research and government grants	643	966	(323)
Total revenue	$806	$1,355	$(549)

Our total revenues decreased by $0.5 million to $0.8 million for the three months ended May 31, 2014 compared to the same period in the prior year. Revenue under our various collaborative research and government grants decreased by $0.3 million. Product sales decreased by $0.2 million, primarily due to reduced biomass sales, which resulted from changes and reductions in our sales and promotional programs for the 2013-2014 sorghum growing season in Brazil.

Cost and Operating Expenses

	Three Months Ended
	May 31,
	2014	2013	Change
	(In thousands)
Cost of product sales	$575	$2,134	$(1,559)
Research and development	3,595	4,074	(479)
Selling, general and administrative	3,887	4,464	(577)
Other	464	-	464
Total cost and operating expenses	$8,521	$10,672	$(2,151)

Cost of Product Sales

Our cost of product sales decreased by $1.6 million to $0.6 million for the three months ended May 31, 2014 compared to the same period in the prior year. The decrease was primarily due to reduced expenses of $1.0 million resulting from changes and reductions in our sales incentive and promotional programs for the 2013-2014 sorghum growing season in Brazil and reduced expenses of $0.6 million related to obsolete seed inventory.

Research and Development Expenses

Our research and development expenses decreased by $0.5 million for the three months ended May 31, 2014 compared to the same period in the prior year. In the U.S., external research and development expenses decreased by $0.5 million.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $0.6 million to $3.9 million for the three months ended May 31, 2014 compared to the same period in the prior year. The decrease was primarily due to reduced personnel and related expenses of $0.4 million and reduced professional fees of $0.1 million in the U.S., and decreased personal and related expense of $0.1 million in Brazil.

Other

During the quarter ended May 31, 2014, we recorded a $0.5 million non-cash charge to Other expenses related to management’s decision to sell our facility and certain equipment in College Station, Texas, which represents the difference between the net carrying amount for these assets and their fair value, less costs to sell.

Interest Expense and Interest Income

	Three Months Ended
	May 31,
	2014	2013	Change
	(In thousands)
Interest expense	$(25)	$(34)	$9
Interest income	13	28	(15)
Total	$(12)	$(6)	$(6)

Interest Income

Interest income decreased by $15,000 in the three months ended May 31, 2014 compared to the same period in the prior year. The decrease was primarily due to lower average cash invested balances.

Comparison of the Nine Months Ended May 31, 2014 and 2013

Revenues

	Nine Months Ended
	May 31,
	2014	2013	Change
	(In thousands)
Product sales	$229	$462	$(233)
Collaborative research and government grants	1,835	3,884	(2,049)
Total revenue	$2,064	$4,346	$(2,282)

Our total revenues were $2.1 million for the nine months ended May 31, 2014 and $4.3 million for the nine months ended May 31, 2013. The decrease was primarily due to reduced revenue under our collaborative research and government grants and to the termination of our development and license agreement with Campbell. Product sales decreased by $0.2 million, primarily due to reduced biomass sales, which resulted from changes and reductions in our sales and promotional programs for the 2013-2014 sorghum growing season in Brazil.

Cost and Operating Expenses

	Nine Months Ended
	May 31,
	2014	2013	Change
	(In thousands)
Cost of product sales	$2,440	$5,114	$(2,674)
Research and development	11,579	12,784	(1,205)
Selling, general and administrative	10,732	11,700	(968)
Other	464	-	464
Total cost and operating expenses	$25,215	$29,598	$(4,383)

Cost of Product Sales

Our cost of product sales decreased by $2.7 million to $2.4 million for the nine months ended May 31, 2014 compared to $5.1 million for the same period in the prior year. The decrease was primarily due to reduced expenses of $1.6 million resulting from changes and reductions in our sales incentive and promotional programs for the 2013-2014 sorghum growing season in Brazil and due to reduced expenses of $1.1 million for obsolete seed inventory.

Research and Development Expenses

Our research and development expenses decreased by $1.2 million to $12.0 million for the nine months ended May 31, 2014 compared to the same period in the prior year. In the U.S., research and development expenses decreased by $2.3 million primarily due to reduced external research and development expenses of $1.2 million and reduced personnel and related expenses of $1.1 million. In Brazil, research and development expenses increased by $1.1 million primarily as a result of increased personnel and related product development support expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $1.0 million to $10.7 million for the nine months ended May 31, 2014 compared to the same period in the prior year. In the U.S., our expenses decreased by $1.8 million due to reduced personnel and related expenses of $1.2 million and reduced professional fees and patent expenses of $0.6 million. In Brazil, our expenses increased by $0.8 million primarily for personnel and related expenses.

Other

During the quarter ended May 31, 2014, we recorded a $0.5 million non-cash charge to Other expenses related to management’s decision to sell our facility and certain equipment in College Station, Texas, which represents the difference between the net carrying amount for these assets and their fair value.

Interest Expense and Interest Income

	Nine Months Ended
	May 31,
	2014	2013	Change
	(In thousands)
Interest expense	$(44)	$(35)	$(9)
Interest income	39	106	(67)
Total	$(5)	$71	$(76)

Interest Income

Interest income decreased by $67,000 in the nine months ended May 31, 2014 compared to the same period in the prior year. The decrease was primarily due to lower average cash invested balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses, and, as of May 31, 2014, we had an accumulated deficit of $297.7 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is also no assurance that we will achieve profitable operations, or if achieved, that we can sustain them on a continued basis.

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

In the first quarter of fiscal 2014, management commenced certain actions to extend our available working capital. On October 11, 2013, we commenced a plan intended to further align our expenditures with our near-term commercial opportunity in Brazil, shift Northern Hemisphere sorghum breeding activities from College Station, Texas to a more appropriate location, deemphasize research and development for U.S. cellulosic feedstocks, reduce costs and conserve cash. These measures, which included a workforce reduction that impacted 16 positions in the U.S., were completed by May 31, 2014. During the nine months ended May 31, 2014, we recorded and paid total charges of approximately $1.6 million with respect to the U.S. workforce reductions, including $0.9 million of one-time severance expenses, $0.4 million for continuation of salary and benefits of certain employees until their work was completed and $0.3 million of other costs. Of the $1.6 million of cash payments made during the nine months ending May 31, 2014, $1.0 million, $0.5 million and $0.1 million was recorded to research and development expenses, cost of sales and general and administrative expenses, respectively. These measures are expected to deliver cash savings of approximately $4.0 in fiscal year 2014 and up to approximately $8.0 million annually thereafter. In connection with these measures, we concluded that our facility and certain equipment located in College Station, TX were no longer held in use and accordingly these assets met the criteria to be classified as held for sale at May 31, 2014. Based on the agreement we entered into to sell this facility and equipment, a determination was made that the net sales price, less selling costs, was below the carrying amount for these assets. The net carrying amount for these assets was approximately $1.2 million and was reduced to an adjusted carrying value of $0.7 million at May 31, 2014. A charge of $0.5 million was recorded to Other expenses during the quarter ending May 31, 2014 to reflect the current fair value for these assets. On June 2, 2014, we completed the sale of this facility and equipment for net cash proceeds of approximately $0.7 million.

We believe that our existing cash and cash equivalents, marketable securities, proceeds from the registered public offering completed on March 10, 2014, and cash inflows from collaboration and grant funding and from product sales, will provide adequate resources to fund our operations, including research and development expenses, planned capital expenditures and working capital requirements for the next 12-15 months. In order to fund our operations beyond that time, we believe we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

Cash Flows

	For the nine months ended
	May 31,
	2014	2013
	(In thousands)
Net cash (used in) provided by
Operating activities	$(17,889)	$(22,183)
Investing activities	$(5,823)	$20,174
Finance activities	$20,628	$(230)

Net cash outflows of $17.9 million from operating activities during the nine months ended May 31, 2014 primarily resulted from our net loss of $23.1 million, which included non-cash items of $1.2 million in depreciation expense, $0.5 million related to the loss recorded on assets held for sale and $2.8 million in stock based compensation expense.

Net cash outflows of $22.2 million from operating activities during the nine months ended May 31, 2013 primarily resulted from our net loss of $25.2 million, which included non-cash items of $1.5 million in depreciation expense and $2.5 million in stock-based compensation expense.

Net cash used in investing activities of $5.8 million during the nine months ended May 31, 2014 was due to net marketable securities activity of $5.3 million, and $0.6 million used to purchase property and equipment, which was partially offset by $0.1 million from proceeds received for the sale of property and equipment.

Net cash provided by investing activities of $20.1 million during the nine months ended May 31, 2013 was due to net marketable securities activity of $20.8 million, which was partially offset by $0.7 million used to purchase property and equipment.

Net cash inflows of $20.6 million from finance activities during the nine months ended May 31, 2014 was due to $20.8 million net proceeds from the issuance of common stock in connection with our follow-on equity offering, which was partially offset by payments on capital leases.

Net cash used by financing activities of $0.2 million during the nine months ended May 31, 2013 was due to $0.3 million of payments on capital leases, which was partially offset by $0.1 million of cash received from the exercise of stock options.

Off-Balance Sheet Arrangements

As of May 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Seasonality

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the year ended August 31, 2013 and for the nine months ended May 31, 2014 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in Brazil will typically be higher in our first and second fiscal quarters, due to the timing of the planting decisions made by our customers. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended May 31, 2014 and 2013, respectively. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are also exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States and Brazil.

Interest Rate Risk

As of May 31, 2014 and August 31, 2013, our exposure to risk for changes in interest rates primarily related to our cash equivalents and marketable securities. We have investments in money market funds, commercial paper and corporate bonds, which all have relatively short term maturities. Accordingly, our interest income fluctuates with short term market conditions. All marketable securities are classified as available for sale and are expected to be liquid. Due to the relatively short-term nature of our investments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot assure you that we will not experience losses on these deposits.

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

Through May 31, 2014, the fluctuations in the Brazil Real for our operations in Brazil had no adverse impact on our results of operations as the U.S. Dollar has been strengthening against the Brazil Real. As our international operations in Brazil grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in the foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the Brazil Real, our foreign-currency based expenses increase when translated into U.S. dollars. To date, we have not hedged the risks associated with foreign currency exchange exposure. As the risks associated with fluctuations in the Brazil Real become greater, we will continue to reassess our approach to managing this risk.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2014.

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

(c) Changes in Internal Control

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks and uncertainties set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on November 26, 2013, as updated and superseded in our Current Report on Form 8-K filed on February 20, 2014, together with all of the other information set forth in this Quarterly Report on Form 10-Q. If any of these risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. There have been no material changes to the risks discussed in the Form 10-K, as updated and superseded in the Form 8-K.

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
Paul Kuc
Chief Financial Officer
(Principal Financial Officer)

Date: July 10, 2014

EXHIBIT INDEX

Number	Description

1.1	Underwriting Agreement, dated March 4, 2014, between Ceres, Inc. and Aegis Capital Corp. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on March 10, 2014).

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ceres, Inc. filed with the Secretary of State of the State of Delaware on March 11, 2014 and effective as of March 11, 2014. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 11, 2014).

4.1	Common Stock Purchase Warrant Agreement, dated March 10, 2014, between Ceres, Inc. and certain affiliated designees of Aegis Capital Corp. (incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K filed with the SEC on March 10, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

[1] 32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

#101	Financial statements from the Quarterly Report on Form 10-Q of Ceres, Inc. for the quarterly period ended May 31, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

[1]	This certification is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

#	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1