Form 10-Q
period 2014-11-30
Ceres, Inc.
filed 2015-01-13
CIK 767884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 8, 2015
Common Stock, $0.01 par value per share	48,261,466

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts and par value)

(Unaudited)

	November 30, 2014	August 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$4,254	$3,423
Marketable securities	17,343	24,579
Prepaid expenses	606	633
Accounts receivable	321	370
Inventories	790	84
Other current assets	375	240
Total current assets	23,689	29,329
Property and equipment, net	2,767	2,996
Other assets	102	99
Total assets	$26,558	$32,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,743	$4,278
Other current liabilities	464	374
Current portion of long-term debt	55	70
Total current liabilities	4,262	4,722
Other non-current liabilities	70	75
Long-term debt, net of current portion	-	18
Total liabilities	4,332	4,815
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid in capital, $0.01 par value; 240,000,000 shares authorized; 48,261,466 shares issued and outstanding at November 30, 2014; 48,192,883 shares issued and outstanding at August 31, 2014	332,725	332,109
Accumulated other comprehensive loss	(621)	(595)
Accumulated deficit	(309,878)	(303,905)
Total stockholders’ equity	22,226	27,609
Total liabilities and stockholders’ equity	$26,558	$32,424

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	November 30,
	2014	2013

Revenues:
Product sales	$-	$20
Collaborative research and government grants	400	743
Total revenues	400	763
Cost and operating expenses:
Cost of product sales	442	1,309
Research and development	2,504	4,414
Selling, general and administrative	3,441	3,260
Total cost and operating expenses	6,387	8,983
Loss from operations	(5,987)	(8,220)
Interest expense	(3)	-
Interest income	18	16
Loss before income taxes	(5,972)	(8,204)
Income tax expense	(1)	(1)
Net loss	$(5,973)	$(8,205)

Basic and diluted net loss per share attributable to common stockholders	$(0.12)	$(0.33)
Weighted average outstanding common shares used for net loss per share :
Basic and diluted	48,256,820	25,106,690

See accompanying notes to the unaudited condensed consolidated financial statements.

3

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended
	November 30,
	2014	2013
Net loss	$(5,973)	$(8,205)
Other comprehensive income (loss)
Foreign currency translation adjustments	(30)	104
Net unrealized gains on marketable securities	4	5
Total comprehensive loss	$(5,999)	$(8,096)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	November 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(5,973)	$(8,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on disposal of assets	(23)	(54)
Depreciation	189	414
Amortization of premiums on marketable securities	63	84
Non-cash interest income	(75)	(99)
Stock compensation	615	922
Changes in operating assets and liabilities:
Prepaid expenses	57	66
Accounts receivable	47	57
Inventories	(749)	21
Other assets	(200)	20
Accounts payables and accrued expenses	(351)	904
Other liabilities	85	57
Other	22	137
Net cash used in operating activities	(6,293)	(5,676)

Cash flows from investing activities:
Purchases of property and equipment	(149)	(406)
Proceeds from sale of property and equipment	23	54
Purchases of marketable securities	(720)	(5,698)
Maturities of marketable securities	7,950	10,090
Net cash provided by investing activities	7,104	4,040

Cash flows from financing activities:
Repayment of debt	(23)	(46)
Net cash used in financing activities	(23)	(46)

Effect of foreign currency translation on cash	43	115
Net increase (decrease) in cash and cash equivalents	831	(1,567)
Cash and cash equivalents at beginning of period	3,423	8,881
Cash and cash equivalents at end of period	$4,254	$7,314

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

The Company has incurred substantial net losses from operations since its inception and its accumulated deficit as of November 30, 2014 was $309,878. The Company expects to incur additional losses related to the continued development and expansion of its business, including research and development, seed production and operations, and sales and marketing.

During the first quarter of fiscal 2014, management commenced the implementation of a plan (Plan) intended to further align expenditures with the Company’s near-term commercial opportunity in Brazil, shift Northern Hemisphere sorghum breeding activities from College Station, Texas to a more appropriate location, de-emphasize research and development for U.S. cellulosic feedstocks, reduce costs and conserve cash. The actions taken under the Plan, which included, among others, a workforce reduction that impacted 16 positions in the U.S, were completed at August 31, 2014.

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

The Company plans to finance its operations for the next 12 months with cash and marketable securities on hand, and with cash inflows from collaboration and grant funding and from product sales. The Company intends to seek additional funds through collaborations, licensing arrangements, public or private debt or equity financings or government programs, and may also seek to reduce expenses related to our operations. The Company cannot assure you that such additional funds from collaborations, licensing arrangements, public or private debt or equity financings or government programs will be available or that the terms would be acceptable to the Company. There is also no assurance that the Company will achieve profitable operations, or if achieved, that it can sustain them on a continued basis.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (GAAP) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended August 31, 2014 filed with the Securities and Exchange Commission (SEC) on November 20, 2014.

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

Use of Estimates

In preparing the unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of property and equipment, common stock and stock options. Actual results could differ from those estimates.

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

The following tables present the Company’s financial assets that were measured at fair value on a recurring basis as of November 30, 2014 and August 31, 2014 by level within the fair value hierarchy:

	November 30, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets
Money Market Funds	$67	$—	$—	$67
Certificates of Deposit—available for sale	—	3,762	—	3,762
Corporate Bonds—available for sale	—	13,641	—	13,641
Total	$67	$17,403	$—	$17,470

All of the money market funds and $60 of the certificates of deposit are included in cash and cash equivalents on the condensed consolidated balance sheets.

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

	August 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets
Money Market Funds	$2,114	$—	$—	$2,114
Certificates of Deposit—available for sale	—	4,240	—	4,240
Commercial Paper—available for sale	—	5,249	—	5,249
Corporate Bonds—available for sale	—	15,150	—	15,150
Total	$2,114	$24,639	$—	$26,753

All of the money market funds and $60 of the certificates of deposit are included in cash and cash equivalents on the condensed consolidated balance sheets.

Accounts Receivable

Accounts receivable represents amounts owed to the Company from product sales and collaborative research and government grants. The Company had no amounts reserved for doubtful accounts at November 30, 2014 and August 31, 2014 as the Company expects full collection of the accounts receivable balances.

Inventories

At November 30, 2014, inventory consisted of finished seed inventory and unharvested biomass in Brazil. The costs for finished seed inventory are related to sorghum seeds. The costs for unharvested biomass are related to the Company’s biomass contracts. At August 31, 2014, seed inventory consisted of work–in–process costs and finished goods for costs related to the Company’s sorghum seeds in Brazil.

When inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs are recorded for the difference between the cost and the market value in the period based on the Company’s evaluation of such inventory.

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

The following summarizes the changes in the balances of each component of accumulated other comprehensive loss during the three months ended November 30, 2014:

			Accumulated
	Foreign	Unrealized	Other
	Currency	Gains (Losses)	Comprehensive
	Translation	on Securities	Loss
Balance at August 31, 2014	$(584)	$(11)	$(595)
Comprehensive income (loss)	(30)	4	(26)
Balance at November 30, 2014	$(614)	$(7)	$(621)

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

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	November 30,
	2014	2013
Options to purchase common stock	3,364,077	3,378,818
Warrants to purchase common stock	2,562,045	2,082,045
Total	5,926,122	5,460,863

(3) Marketable Securities

Marketable securities classified as available for sale consisted of the following:

	November 30, 2014
Available for sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Certificates of Deposit	$3,764	$—	$(2)	$3,762
Corporate Bonds	13,645	—	(4)	13,641
Total	$17,409	$—	$(6)	$17,403

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

	August 31, 2014
Available for sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Certificates of Deposit	$4,244	$—	$(4)	$4,240
Commercial Paper	5,249	—	—	5,249
Corporate Bonds	15,157	—	(7)	15,150
Total	$24,650	$—	$(11)	$24,639

At November 30, 2014 and August 31, 2014, $60 of the certificates of deposits included above are recorded as cash and cash equivalents on the condensed consolidated balance sheets.

All marketable securities at November 30, 2014 and August 31, 2014 are due to mature in one year or less.

(4) Inventories

Inventories consisted of the following:

	November 30,	August 31,
	2014	2014
Seed - work in process	$-	$20
Seed inventory	53	64
Unharvested biomass	737	-
Total inventories	$790	$84

(5) Property and Equipment

Property and equipment are summarized as follows:

	November 30, 2014	August 31, 2014
Land	$43	$43
Automobiles and trucks	1,037	1,113
Buildings	1,215	1,215
Office, laboratory, farm and warehouse equipment and furniture	12,683	12,718
Leasehold improvements	5,659	5,659
	20,637	20,748
Less accumulated depreciation	(17,870)	(17,752)
Property and equipment, net	$2,767	$2,996

(6) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	November 30, 2014	August 31, 2014
Accounts payable	$1,899	$1,406
Accrued payroll and related expenses	1,353	2,303
Research and development contracts	164	123
Accrued grower commitments	-	54
Other	327	392
	$3,743	$4,278

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(7) Long-Term Debt

Long-term debt is summarized as follows:

	November 30,	August 31,
	2014	2014
Capital leases	$55	$88
Less current portion	(55)	(70)
Long term debt (capital leases)	$-	$18

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

Stock-based compensation expense included in operating expenses are as follows:

	Three months ended
	November 30,
	2014	2013
Stock-based compensation expense	$619	$913
Fair value changes of collaboration warrants	(4)	9
	$615	$922

There were no stock options exercised during the three months ended November 30, 2014 and 2013.

Stock Option Activity

The following table summarizes the stock option transactions under the Equity Plans during the three months ended November 30, 2014:

	Shares	Weighted Average Exercise Price
Options outstanding at August 31, 2014	3,172,948	$5.83
Options granted	241,416	0.53
Options forfeited	(50,287)	6.58
Options outstanding at November 30, 2014	3,364,077	$5.44

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

No tax benefits have been recorded on compensation costs recognized for options exercised. As of November 30, 2014, there was $2,481 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted average of 1.94 years. The Company’s policy is to issue new shares for options exercised.

Restricted Stock Activity

The following summarizes the restricted stock transactions under the Equity Plans during the three months ended November 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding and unvested at August 31, 2014	302,751	$4.07
Restricted stock granted	73,000	0.53
Restricted stock vested	(56,433)	5.64
Restricted stock forfeited	(4,417)	1.25
Restricted stock outstanding and unvested at November 30, 2014	314,901	$3.01

As of November 30, 2014, there was $379 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average of 1.14 years.

Stock Activity

There were no stock grants during the three months ended November 30, 2014. During the fiscal year 2014, the Company granted 18,300 shares of common stock under the 2011 Plan with a fair market value of $0.91 per share. The Company recorded $16.7 of expense related to this stock grant.

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

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Warrants issued in connection with Noble Agreement

In May 2006, the Company entered into a collaboration agreement with The Samuel Roberts Noble Foundation, Inc. (Noble) (Noble Agreement) to establish a research program (see Note (12)). In connection with this collaboration, the Company granted Noble a warrant to purchase 133,333 shares of the Company’s common stock for an exercise price of $30.00 per share. The original terms were as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2009, May 19, 2011, May 19, 2013, and May 19, 2015, respectively, and shall remain exercisable for a period of two years from the respective vesting dates. These warrants are accounted for at fair value and remeasured until vested. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $624.4 as of November 30, 2014. At November 30, 2014, 99,999 warrants had vested under this arrangement. The fair value of the warrants not yet vested at November 30, 2014, was $0 using a risk-free rate of 0.68% based on the respective exercise periods of each installment, expected volatility of 68.9%, expected term of 2.47 years based on the respective exercise periods of each installment, which is also the remaining contractual term, and 0% dividend yield.

In June 2011, the Company and Noble agreed to modify the warrants issued to Noble as follows: the warrant vests in equal installments of 33,333 shares on May 19, 2013 and May 19, 2015, respectively and shall remain exercisable until the earliest of a period of five years from the respective vesting dates and May 18, 2017.

Warrants issued in connection with TAMU Agreement

In August 2007, the Company entered into a sponsored research and intellectual property rights agreement with The Texas A&M University System (TAMU) to establish a research program (see Note (12)). In connection with this collaboration, the Company granted TAMU a warrant to purchase 66,666 shares of the Company’s common stock for an exercise price of $30.00 per share. The warrant vests based on certain research and commercialization milestones being met and shall remain exercisable until August 28, 2017. This warrant is accounted for at fair value and remeasured until the vesting targets are met. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $0 as of November 30, 2014. The fair value of the warrants at November 30, 2014 was $0, using a risk-free rate of 0.88%, expected volatility of 68.8%, expected term of 2.74 years and 0% dividend yield. No warrants have vested under this arrangement as of November 30, 2014.

In December 2011, pursuant to an Amended and Restated Intellectual Property Rights Agreement (IP Rights Agreement) (see Note (12)), the Company issued warrants to TAMU to purchase 66,666 shares of common stock at an exercise price of $14.30 per share. The warrants expire on September 24, 2026 and, subject to certain conditions, vest in equal installments on the fifth, tenth and fifteenth anniversary of the IP Rights Agreement. The inception to date expense recognized with respect to this warrant totals $3.1 as of November 30, 2014. The fair value of the warrants at November 30, 2014, was $8.2, using a risk-free rate of 2.18%, expected volatility of 84.1%, expected term of 11.81 years and 0% dividend yield. No warrants have vested under this arrangement as of November 30, 2014.

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

(10) Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, with the exception of minimum statutory amounts, because the Company has incurred losses since its inception. The Company has deferred tax assets consisting primarily of net operating loss carryforwards that have been fully offset by a valuation allowance.

(11) Commitments and Contingencies

The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through 2023. The leases on the facilities contains provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets as of November 30, 2014, and August 31, 2014.

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

In connection with one of its facilities leases, the Company received a reimbursement for leasehold improvements of $270. This reimbursement is a lease incentive which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Total rental expense recognized was $134 and $66 for the three months ended November 30, 2014 and 2013, respectively.

Future minimum payments under noncancelable operating leases as of November 30, 2014 are as follows:

Operating Leases
Remaining nine months of fiscal year 2015	$537
2016	680
2017	627
2018	576
2019	624
Total minimum lease payments	$3,044

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

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Future minimum payments under the Company’s research collaboration agreements as of November 30, 2014 are as follows:

Remaining nine months of fiscal year 2015	$623
2016	544
2017	88
$1,255

(13) Subsequent Events

On December 12, 2014, the Company’s Board of Directors adopted a resolution approving a proposal to be presented to the shareholders at the next annual meeting to effect a reverse split of all of the Company’s outstanding shares of common stock by a ratio in the range of 1-for-8 and 1-for-11 with the exact range to be determined by the Board. The proposal provides that the Company’s Board of Directors shall have sole discretion pursuant to Section 242(c) of the Delaware General Corporation Law to elect, as it determines to be in the Company’s best interest, whether or not to effect the reverse stock split before April 27, 2015, such date as the Company is required to comply with the minimum bid price requirements of NASDAQ Listing Rule 5550(a)(2) or to abandon it. If the Company’s Board determines that effecting the reverse stock split is in the Company’s best interest, the reverse stock split will become effective upon filing of an amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q, the information under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 20, 2014. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our efforts to develop and commercialize our products, anticipated yields and product performance, our short-term and long-term business strategies, market and industry expectations and future results of operations and financial position, including anticipated cost savings from our plan to align expenditures, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “potential”, “continue” or other similar words. We based these forward-looking statements largely on our current expectations and projections about future events or trends that we believe may affect our business and financial performance. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to materially differ from any future results, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 20, 2014 and elsewhere in this Quarterly Report on Form 10-Q, the material risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify, you should not rely on these forward-looking statements as guarantees of future results, performance or achievements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of the filing of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly, except to the extent required by law, any forward-looking statements for any reason after the date we file this Quarterly Report on Form 10-Q with the SEC to conform these statements to actual results or to changes in our expectations.

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

We are pursuing multiple markets for our sorghum products. We market our sweet sorghum hybrids as a ‘‘drop-in’’ feedstock to complement existing feedstock supplies and extend the operating season of Brazilian sugarcane-to-ethanol mills. We also market our high biomass sorghum products to mills and other agri-industrial facilities for use in generating electricity, heat and steam. Biomass feedstocks grown from our seeds can also be used for the production of second-generation biofuels and bio-based chemicals. Due to the similarities among crops developed for bioenergy and those developed for livestock consumption, we believe that certain of our seed products may have application in the hay and forage feed market. Our upstream position in the value chain allows us to be largely independent of the success of any particular conversion technology or end use. The seed industry has historically required very little capital to produce, condition and package seeds, and seeds have typically been priced based on a share of the value they create and thus have generated high gross margins. As a producer of proprietary seeds, we believe we are in one of the most attractive segments of crop production and bioenergy value chain.

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

We have invested significantly in research, development and technology and applied our proprietary technology platforms to energy crops and expect to continue to invest in research and development focusing on sorghum, as well as traits with significant market potential in other crops, like corn, rice and sugarcane. Our other operating expenses are related to selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure.

Seed inventory costs are computed on a first-in, first-out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. When inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs are recorded for the difference between the cost and the market value in the period based our evaluation of such inventory. The recoverability of our seed inventory is dependent on increased customer adoption and acceptance. At November 30, 2014, we also incurred additional costs for crop management services and support, which have been capitalized to Inventory as unharvested biomass costs, subject to lower of cost or market adjustments. We expect to recover these biomass costs from the associated revenue generated by biomass sales.

Historically, we have funded our operations from payments from collaborators and government grants and the proceeds from issuances of common stock, convertible preferred stock, warrants, convertible notes and debt financing. We have experienced significant losses as we invested heavily in research and development and marketing, and those costs have exceeded revenues. As of November 30, 2014, we had an accumulated deficit $309.9 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that we will achieve profitable operations, or if achieved, they can be sustained on a continued basis.

In July 2014, our Brazilian subsidiary was selected for a competitive grant and a multi-year credit facility to fund a product development project for sorghum and sugarcane for up to approximately 85 million reais, or 31.6 million U.S. dollars, under the government’s PAISS Agricola program. The project consists of a non-repayable grant of up to approximately 10 million reais, or 3.7 million U.S. dollars, and a government-subsidized credit facility for up to approximately 67.5 million reais, or 25.1 million U.S. dollars. The company is expected to fund up to approximately 7.5 million reais, or 2.8 million U.S. dollars, of the project. (Based on the Exchange Rate of the Central Bank of Brazil, on January 8, 2015, one Real was equivalent to .37 U.S. Dollars.) We have completed the required application and have received approval in principle for the grant and credit facility. Subject to the completion of a final project plan review and customary documentation, we expect to draw the first tranche of the non-repayable grant during our second fiscal quarter. We are currently evaluating the terms and requirements of the credit facility and expect to make a decision on the size and timing of the first tranche of the loan by our third fiscal quarter. The credit facility is subject to customary documentation and credit approval, and financial guarantees to be provided by Ceres.

 On October 11, 2013, we commenced the implementation of a plan intended to further align expenditures with our near-term commercial opportunity in Brazil, shift Northern Hemisphere sorghum breeding activities from College Station, Texas to a more appropriate location, de-emphasize research and development for U.S. cellulosic feedstocks, reduce costs and conserve cash.

Commercial Evaluations of Our Sorghum Products

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

With industrial processing of sorghum feedstock generally well established in Brazil, we believe that field performance — primarily yields of sugars that can be fermented to ethanol — will largely determine the scale and pace at which our current and future sweet sorghum products will be adopted. Based on industry feedback, we believe that minimum average yields in the range of 2,500 to 3,000 liters of ethanol per hectare will be necessary to achieve broad adoption. While we achieved yields in this range in the 2013-2014 growing season in Brazil with multiple products in multiple regions, we expect that the 2014-2015 growing season in Brazil will be necessary to validate results. Additional growing seasons beyond the 2014-2015 season may be required to fully demonstrate this yield performance across numerous geographies and for our products to gain broad adoption. For our high-biomass types, based on industry feedback, we believe that minimum average yields per hectare in the range of 30 to 40 metric tons of biomass, measured at 50% moisture content, will be necessary to achieve broad adoption. Recent water shortages and increasing demand for power in Brazil have led to a spike in electricity prices. We believe these market conditions have made biomass yields as low as approximately 28 metric tons per hectare economically attractive at current electricity prices.

Plantings for the 2014-2015 sorghum growing season in Brazil have been largely completed with more than 50 customers, which include, among others, ethanol mills and multi-mill conglomerates that we estimate are collectively responsible for more than 30% of the sugarcane crushed in Brazil. Total plantings of our sorghum products in Brazil cover more than 4,000 hectares, compared to approximately 1,000 hectares planted the previous season. The increase in planted area is due primarily to increased demand for high biomass sorghum for power generation. Plantings also include small, multi-hybrid evaluations designed to determine yield potential, identify the best performing hybrids for specific regions and demonstrate various crop management practices. Following a dry start to the growing season, which delayed some plantings, growing conditions have been generally favorable to date across most evaluation regions. Overall plantings were lower than our original forecast of 5,000 hectares due to some weather delays at the beginning of the season, which provided less time to plant, and our subsequent decision not to plant outside our recommended timeframe. Harvests are expected to begin in March and continue through May.

To meet immediate demand for biomass for power generation and to facilitate the development of a supply chain for sorghum biomass, we are providing agronomy and crop management services for certain customers this season under our sales incentive and promotional programs, which include offtake agreements for sorghum biomass produced under our direction or management. Revenue for these plantings will be based upon yields of biomass per hectare rather than seed sales. We expect to incur increased costs of sales for crop management and agronomy support services provided under the programs, which we expect to recover from the associated revenue generated by biomass sales. However, depending on biomass yields per hectare, the costs of these programs may exceed our revenues. The majority of high biomass sorghum hectares this season were planted under these sales incentive and promotional programs. We expect to recognize the majority of our product revenues for the 2014-2015 season during our fiscal third and fourth quarters.

Forage Sorghum in the U.S. and Brazil

In addition to utilizing our sorghum seed products to grow feedstock for bioenergy, we have initiated sales of our sorghum for use as livestock feed and forage, following successful evaluations in the U.S. and Brazil. The results of evaluations this year in the U.S. and Brazil will help determine the commercial potential of this market for our current and future seed products.

Biotechnology Traits

Biotechnology, also known as genetic engineering, allows us to precisely add traits not readily achievable through conventional breeding methods. In most cases, the same trait can be added to multiple crops with similar effect. Our strategy is to focus on genes that have shown large, step increases in performance, and whose benefits are largely maintained across multiple species. For example, in December 2014, we completed a second year of field evaluations of our multi-gene biotech traits in corn. These multi-gene combinations demonstrated a yield advantage of approximately 25% over controls in many of our research-scale field evaluations. Trials were conducted in two different climatic regions in China through our development collaboration with the Chinese Academy of Agricultural Sciences. We have selected the best multi-gene combinations for broader field evaluations in 2015. Favorable results from small-scale evaluations and research settings are not a guarantee of future commercial performance, and further evaluations will be necessary to confirm results.

We believe that our results, including results from our corn trials in China, represent an important step forward in crop biotechnology. We have optimized the expression of our genes in a more precise and sophisticated manner than is usually the case. In addition, we believe that combining genes together, to either create a stronger trait or combine complementary traits, provides the best approach to generate high impact advantages, such as increased grain yield or drought tolerance. We have also developed a new high-throughput, low-cost approach to empirically evaluate large numbers of promising genes and related control components and to select the best combinations for deployment in a crop. We are deploying this multi-gene trait development system internally and believe there may be opportunities to out-license the system, known as iCODE, to other crop biotechnology companies.

Persephone Bioinformatics Software

We have established our Persephone bioinformatics software as a preeminent genome browser, displacing incumbent solutions at major life science companies. The software includes a number of proprietary data management optimizations to quickly fetch and render very large datasets. This speed enables more dynamic visualizations, intuitive discovery and greater insights into genomics data. We believe that our direct experience using Persephone internally and our ability to continually develop and launch new versions with additional features and functions will enable us to further establish our market position in the plant sciences and expand into new markets, such as biomedical research and diagnostics. We intend to increase the number of customers utilizing our Persephone software as their primary genome browser through both client-server installations at major life science companies as well as a planned Software as a Service (SaaS) edition that targets the larger market of individual researchers. We plan to evaluate a beta version and prepare for the commercial launch of our SaaS edition during our second fiscal quarter.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three months ended
	November 30,
	2014	2013

Revenues:
Product sales	$-	$20
Collaborative research and government grants	400	743
Total revenues	400	763
Cost and operating expenses:
Cost of product sales	442	1,309
Research and development	2,504	4,414
Selling, general and administrative	3,441	3,260
Total cost and operating expenses	6,387	8,983
Loss from operations	(5,987)	(8,220)
Interest expense	(3)	-
Interest income	18	16
Loss before income taxes	(5,972)	(8,204)
Income tax expense	(1)	(1)
Net loss	$(5,973)	$(8,205)

Comparison of the Three Months Ended November 30, 2014 and 2013

Revenues

	Three Months Ended
	November 30
	2014	2013	Change
	(In thousands)
Product sales	$-	$20	$(20)
Collaborative research and government grants	400	743	(343)
Total revenue	$400	$763	$(363)

Our total revenues decreased by $0.4 million to $0.4 million for the three months ended November 30, 2014 compared to the same period in the prior year. Revenue under our various collaborative research and government grants decreased by $0.3 million primarily due to the completion of work scheduled under various grants and collaborations. We expect to recognize the majority of our product revenues for the 2014-2015 growing season in Brazil during our fiscal third and fourth quarters.

Cost and Operating Expenses

	Three Months Ended
	November 30,
	2014	2013	Change
	(In thousands)
Cost of product sales	$442	$1,309	$(867)
Research and development	2,504	4,414	(1,910)
Selling, general and administrative	3,441	3,260	181
Total cost and operating expenses	$6,387	$8,983	$(2,596)

Cost of Product Sales

Our cost of product sales decreased by $0.9 million to $0.4 million for the three months ended November 30, 2014 compared to the same period in the prior year. The decrease was primarily due to reduced operating expenses of $0.5 million and reduced personnel and related expenses in the U.S. of $0.4 million.

Research and Development Expenses

Our research and development expenses decreased by $1.9 million to $ 2.5 million for the three months ended November 30, 2014 compared to the same period in the prior year. In the U.S., research and development expenses decreased by $1.4 million primarily due to reduced personnel and related expenses of $1.2 million and reduced external research and development expenses of $0.2 million. In Brazil, research and development expenses decreased by $0.5 million primarily due to reduced personnel and related expenses, and from a reduction in the total number of research field trial locations established for the 2014-2015 growing season.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $0.2 million to $3.4 million for the three months ended November 30, 2014 compared to the same period in the prior year. The increase was primarily due to increased personnel and related expenses of $0.2 million in Brazil. In the U.S., legal and professional fees increased by $0.3 million which was offset by reduced personal and related expenses of $0.3 million.

Interest Expense and Interest Income

	Three Months Ended
	November 30,
	2014	2013	Change
	(In thousands)
Interest expense	$(3)	$-	$(3)
Interest income	18	16	2
Total	$15	$16	$(1)

Interest Income

Interest income increased by $2,000 during the three months ended November 30, 2014 compared to the same period in the prior year. The increase was due to the returns on invested balances in Brazil.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses, and, as of November 30, 2014, we had an accumulated deficit of $309.9 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that we will achieve profitable operations, or if achieved, that we can sustain them on a continued basis.

We plan to finance its operations for the next 12 months with cash and marketable securities on hand, and with cash inflows from collaboration and grant funding and from product sales. We intend to seek additional funds through collaborations, licensing arrangements, public or private debt or equity financings or government programs, and may also seek to reduce expenses related to our operations. We cannot assure you that such additional funds from collaborations, licensing arrangements, public or private debt or equity financings or government programs will be available to us or that the terms would be acceptable to us. There is also no assurance that we will achieve profitable operations, or if achieved, that we can sustain them on a continued basis.

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

Cash Flows

	For the three months ended
	November 30,
	2014	2013
	(In thousands)
Net cash (used in) provided by
Operating activities	$(6,293)	$(5,676)
Investing activities	$7,104	$4,040
Finance activities	$(23)	$(46)

Net cash outflows of $6.3 million from operating activities during the three months ended November 30, 2014 primarily resulted from our net loss of $6.0 million, which included non-cash items of $0.6 million in stock based compensation expense and $0.2 million in depreciation expense.

Net cash outflows of $5.7 million from operating activities during the three months ended November 30, 2013 primarily resulted from our net loss of $8.2 million, which included non-cash items of $1.3 million including $0.4 million in depreciation expense and $0.9 million in stock-based compensation expense. The net cash inflow change in our operating assets and liabilities was $1.2 million during the three months ended November 30, 2013.

Net cash provided by investing activities of $7.1 million during the three months ended November 30, 2014 was due to net marketable securities activity of $7.2 million, which was partially offset by $0.1 million used to purchase property and equipment.

Net cash provided by investing activities of $4.0 million during the three months ended November 30, 2013 was due to net marketable securities activity of $4.4 million, which was partially offset by $0.4 million used to purchase property and equipment..

Net cash used by financing activities of $23,000 during the three months ended November 30, 2014 was due to repayments on capital leases.

Net cash used by financing activities of $46,000 during the three months ended November 30, 2013 was due to repayments on capital leases.

Off-Balance Sheet Arrangements

As of November 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Seasonality

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the year ended August 31, 2014 and for the three months ended November 30, 2014 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in Brazil will typically be higher in our first and second fiscal quarters, due to the timing of the planting decisions made by our customers. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended November 30, 2014 and 2013, respectively. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are also exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States and Brazil.

Interest Rate Risk

As of November 30, 2014 and August 31, 2014, our exposure to risk for changes in interest rates primarily related to our cash equivalents and marketable securities. We have investments in money market funds, commercial paper and corporate bonds, which all have relatively short term maturities. Accordingly, our interest income fluctuates with short term market conditions. All marketable securities are classified as available for sale and are expected to be liquid. Due to the relatively short-term nature of our investments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot assure you that we will not experience losses on these deposits.

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

Through November 30, 2014, the fluctuations in the Brazil Real for our operations in Brazil had no adverse impact on our results of operations as the U.S. Dollar has been strengthening against the Brazil Real. As our international operations in Brazil grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in the foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the Brazil Real, our foreign-currency based expenses increase when translated into U.S. dollars. To date, we have not hedged the risks associated with foreign currency exchange exposure. As the risks associated with fluctuations in the Brazil Real become greater, we will continue to reassess our approach to managing this risk.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2014.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2014 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

(c) Changes in Internal Control

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks and uncertainties set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on November 20, 2014, together with all of the other information set forth in this Quarterly Report on Form 10-Q. If any of these risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. There have been no material changes to the risks discussed in the Form 10-K.

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
Paul Kuc
Chief Financial Officer
(Principal Financial Officer)

Date: January 13, 2015

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

[1] 32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

#101	Financial statements from the Quarterly Report on Form 10-Q of Ceres, Inc. for the quarterly period ended November 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

[1]	This certification is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

E-1