Form 10-Q
period 2015-02-28
Ceres, Inc.
filed 2015-04-09
CIK 767884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, Ceres, Inc. qualifies as an “emerging growth company,” as defined under the JOBS Act.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 8, 2015
Common Stock, $0.01 par value per share	6,032,156

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts and par value)

(Unaudited)

	February 28,	August 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$4,782	$3,423
Marketable securities	9,852	24,579
Prepaid expenses	403	633
Accounts receivable	333	370
Inventories	125	84
Other current assets	230	240
Total current assets	15,725	29,329
Property and equipment, net	2,639	2,996
Other assets	98	99
Total assets	$18,462	$32,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,040	$4,278
Other current liabilities	840	374
Current portion of long-term debt	44	70
Total current liabilities	3,924	4,722
Other non-current liabilities	65	75
Long-term debt, net of current portion	-	18
Total liabilities	3,989	4,815
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid in capital, $0.01 par value; 240,000,000 shares authorized; 6,032,468 shares issued and outstanding at February 28, 2015; 6,024,109 shares issued and outstanding at August 31, 2014	333,315	332,109
Accumulated other comprehensive loss	(857)	(595)
Accumulated deficit	(317,985)	(303,905)
Total stockholders’ equity	14,473	27,609
Total liabilities and stockholders’ equity	$18,462	$32,424

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
	2015	2014	2015	2014

Revenues:
Product sales	$99	$46	$99	$66
Collaborative research and government grants	244	449	644	1,192
Total revenues	343	495	743	1,258
Cost and operating expenses:
Cost of product sales	2,134	556	2,576	1,865
Research and development	2,449	3,570	4,953	7,984
Selling, general and administrative	3,869	3,585	7,310	6,845
Total cost and operating expenses	8,452	7,711	14,839	16,694
Loss from operations	(8,109)	(7,216)	(14,096)	(15,436)
Interest expense	(9)	(19)	(12)	(19)
Interest income	11	10	29	26
Loss before income taxes	(8,107)	(7,225)	(14,079)	(15,429)
Income tax expense	-	-	(1)	(1)
Net loss	$(8,107)	$(7,225)	$(14,080)	$(15,430)

Basic and diluted net loss per share attributable to common stockholders	$(1.34)	$(2.29)	$(2.33)	$(4.91)
Weighted average outstanding common shares used for net loss per share :
Basic and diluted	6,032,616	3,150,655	6,032,358	3,144,461

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
	2015	2014	2015	2014
Net loss	$(8,107)	$(7,225)	$(14,080)	$(15,430)
Other comprehensive income (loss)
Foreign currency translation adjustments	(241)	(64)	(271)	40
Net unrealized gains on marketable securities	5	4	9	9
Total comprehensive loss	$(8,343)	$(7,285)	$(14,342)	$(15,381)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	February 28,
	2015	2014

Cash flows from operating activities:
Net loss	$(14,080)	$(15,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on disposal of assets	(21)	(62)
Depreciation	352	809
Amortization of premiums on marketable securities	109	155
Non-cash interest income	(130)	(180)
Stock compensation	1,205	1,864
Changes in operating assets and liabilities:
Prepaid expenses	281	269
Accounts receivable	28	196
Inventories	(67)	21
Other assets	(94)	50
Accounts payables and accrued expenses	(924)	374
Other liabilities	457	323
Other	156	209
Net cash used in operating activities	(12,728)	(11,402)

Cash flows from investing activities:
Purchases of property and equipment	(339)	(596)
Proceeds from sale of property and equipment	23	64
Purchases of marketable securities	(720)	(8,599)
Maturities of marketable securities	15,320	17,140
Net cash provided by investing activities	14,284	8,009

Cash flows from financing activities:
Repayment of debt	(28)	(87)
Net cash used in financing activities	(28)	(87)

Effect of foreign currency translation on cash	(169)	47
Net increase (decrease) in cash and cash equivalents	1,359	(3,433)
Cash and cash equivalents at beginning of period	3,423	8,881
Cash and cash equivalents at end of period	$4,782	$5,448

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

1) The Company

Ceres, Inc. (Company) is an agricultural biotechnology company that develops and markets seeds to produce crops for forage, biofuels and other markets that utilize plant biomass. The Company uses a combination of advanced plant breeding, biotechnology and bioinformatics to develop seed products and biotechnology traits to address the current limitations and future challenges facing agriculture. These technology platforms, which can increase crop productivity, improve quality, reduce crop inputs and improve cultivation on marginal land, have broad application across multiple end markets, including food, feed, fiber and fuel.The Company’s bioinformatics technologies can also improve and accelerate discovery and development in biomedical research and diagnostics.

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

On April 8, 2015, the Company filed an amendment to its amended and restated certificate of incorporation which effected a 1 for 8 reverse stock split of the Company’s issued and outstanding shares of common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. All issued and outstanding shares of common stock, warrants, and stock options and per share amounts contained in the Company’s condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

The Company has incurred substantial net losses from operations since its inception and its accumulated deficit as of February 28, 2015 was $317,985. The Company expects to incur additional losses related to the continued development and expansion of its business, including research and development, seed production and operations, and sales and marketing.

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

On March 10, 2014, the Company completed a registered public offering of 2,875,000 shares of its common stock (including 375,000 shares purchased by the underwriter upon the exercise in full of their right to purchase up to an additional 375,000 shares to cover over-allotments) at a price to the public of $8.00 per share. The Company received approximately $20.8 million of proceeds from the offering, after deducting underwriting discounts and commissions and estimated offering expenses.

The Company currently plans to finance its operations for the next six months with cash and marketable securities on hand, and with cash inflows from collaboration and grant funding and from product sales. The Company intends to seek additional funds through public or private debt or equity financings, collaborations, licensing arrangements, or government programs, and may also seek to reduce expenses related to its operations. There are no assurances that the Company will have access to additional funds through public or private debt or equity financings, collaborations, licensing arrangements, or government programs, the Company could be forced to significantly curtail its operations, which would have a material adverse effect on its ability to continue to execute key components of the Company’s business plan.

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

The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

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

The following tables present the Company’s financial assets that were measured at fair value on a recurring basis as of February 28, 2015 and August 31, 2014 by level within the fair value hierarchy:

	February 28, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets
Money Market Funds	$1,571	$—	$—	$1,571
Certificates of Deposit—available for sale	—	3,044	—	3,044
Corporate Bonds—available for sale	—	6,868	—	6,868
Total	$1,571	$9,912	$—	$11,483

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

Accounts Receivable

Accounts receivable represents amounts owed to the Company from product sales and collaborative research and government grants. The Company had no amounts reserved for doubtful accounts at February 28, 2015 and August 31, 2014 as the Company expects full collection of the accounts receivable balances.

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Inventories

At February 28, 2015, inventory consisted of costs for unharvested biomass in Brazil related to biomass contracts under the company’s sales incentive and promotional programs in Brazil. At August 31, 2014, seed inventory consisted of work–in–process costs and finished goods for costs related to the Company’s sorghum seeds in Brazil.

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

The following summarizes the changes in the balances of each component of accumulated other comprehensive loss during the six months ended February 28, 2015:

			Accumulated
	Foreign	Unrealized	Other
	Currency	Gains (Losses)	Comprehensive
	Translation	on Securities	Loss
Balance at August 31, 2014	$(584)	$(11)	$(595)
Comprehensive income (loss)	(271)	9	(262)
Balance at February 28, 2015	$(855)	$(2)	$(857)

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

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	February 28,
	2015	2014
Options to purchase common stock	419,490	414,475
Warrants to purchase common stock	320,255	260,255
Total	739,745	674,730

(3) Marketable Securities

Marketable securities classified as available for sale consisted of the following:

	February 28, 2015
Available for sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Certificates of Deposit	$3,045	$—	$(1)	$3,044
Corporate Bonds	6,869	—	(1)	6,868
Total	$9,914	$—	$(2)	$9,912

	August 31, 2014
Available for sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Certificates of Deposit	$4,244	$—	$(4)	$4,240
Commercial Paper	5,249	—	—	5,249
Corporate Bonds	15,157	—	(7)	15,150
Total	$24,650	$—	$(11)	$24,639

At February 28, 2015 and August 31, 2014, $60 of the certificates of deposits included above are recorded as cash and cash equivalents on the condensed consolidated balance sheets.

All marketable securities at February 28, 2015 and August 31, 2014 are due to mature in one year or less.

(4) Inventories

Inventories consisted of the following:

	February 28,	August 31,
	2015	2014
Seed - work in process	$-	$20
Seed inventory	-	64
Unharvested biomass	125	-
Total inventories	$125	$84

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

(5) Property and Equipment

Property and equipment are summarized as follows:

	February 28, 2015	August 31, 2014
Land	$43	$43
Automobiles and trucks	930	1,113
Buildings	1,215	1,215
Office, laboratory, farm and warehouse equipment and furniture	11,712	12,718
Leasehold improvements	5,659	5,659
	19,559	20,748
Less accumulated depreciation	(16,920)	(17,752)
Property and equipment, net	$2,639	$2,996

(6) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	February 28, 2015	August 31, 2014
Accounts payable	$1,225	$1,406
Accrued payroll and related expenses	1,373	2,303
Research and development contracts	268	123
Accrued grower commitments	39	54
Other	135	392
	$3,040	$4,278

(7) Long-Term Debt

Long-term debt is summarized as follows:

	February 28,	August 31,
	2015	2014
Capital leases	$44	$88
Less current portion	(44)	(70)
Long term debt (capital leases)	$-	$18

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

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Stock-based compensation expense included in operating expenses are as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2015	2014	2015	2014
Stock-based compensation expense	$588	$941	$1,207	$1,855
Fair value changes of collaboration warrants	2	-	(2)	9
	$590	$941	$1,205	$1,864

There were no stock options exercised during the six months ended February 28, 2015 and 2014.

Stock Option Activity

The following table summarizes the stock option transactions under the Equity Plans during the six months ended February 28, 2015:

	Shares	Weighted Average Exercise Price
Options outstanding at August 31, 2014	396,504	$46.62
Options granted	34,561	3.98
Options forfeited	(11,575)	44.52
Options outstanding at February 28, 2015	419,490	$43.17

No tax benefits have been recorded on compensation costs recognized for options exercised. As of February 28, 2015, there was $2,005 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted average of 1.77 years. The Company’s policy is to issue new shares for options exercised.

Restricted Stock Activity

The following summarizes the restricted stock transactions under the Equity Plans during the six months ended February 28, 2015:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding and unvested at August 31, 2014	37,818	$32.58
Restricted stock granted	9,125	4.20
Restricted stock vested	(7,051)	45.14
Restricted stock forfeited	(766)	10.65
Restricted stock outstanding and unvested at February 28, 2015	39,126	$24.13

As of February 28, 2015, there was $258 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average of 1.0 years.

Stock Activity

There were no stock grants during the six months ended February 28, 2015. During the fiscal year 2014, the Company granted 2,288 shares of common stock under the 2011 Plan with a fair market value of $7.28 per share. The Company recorded $16.7 of expense related to this stock grant.

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

Warrants issued in connection with Noble Agreement

In May 2006, the Company entered into a collaboration agreement with The Samuel Roberts Noble Foundation, Inc. (Noble) (Noble Agreement) to establish a research program (see Note (12)). In connection with this collaboration, the Company granted Noble a warrant to purchase 16,667 shares of the Company’s common stock for an exercise price of $240.00 per share. The original terms were as follows: the warrant vests in equal installments of 4,167 shares on May 19, 2009, May 19, 2011, May 19, 2013, and May 19, 2015, respectively, and shall remain exercisable for a period of two years from the respective vesting dates. These warrants are accounted for at fair value and remeasured until vested. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $624.4 as of February 28, 2015. At February 28, 2015, 12,500 warrants had vested under this arrangement. The fair value of the warrants not yet vested at February 28, 2015, was $0 using a risk-free rate of 0.63% based on the respective exercise periods of each installment, expected volatility of 69.00%, expected term of 2.22 years based on the respective exercise periods of each installment, which is also the remaining contractual term, and 0% dividend yield.

In June 2011, the Company and Noble agreed to modify the warrants issued to Noble as follows: the warrant vests in equal installments of 4,167 shares on May 19, 2013 and May 19, 2015, respectively and shall remain exercisable until the earliest of a period of five years from the respective vesting dates and May 18, 2017.

Warrants issued in connection with TAMU Agreement

In August 2007, the Company entered into a sponsored research and intellectual property rights agreement with The Texas A&M University System (TAMU) to establish a research program (see Note (12)). In connection with this collaboration, the Company granted TAMU a warrant to purchase 8,333 shares of the Company’s common stock for an exercise price of $240.00 per share. The warrant vests based on certain research and commercialization milestones being met and shall remain exercisable until August 28, 2017. This warrant is accounted for at fair value and remeasured until the vesting targets are met. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $0 as of February 28, 2015. The fair value of the warrants at February 28, 2015 was $0, using a risk-free rate of 0.82%, expected volatility of 68.7%, expected term of 2.49 years and 0% dividend yield. No warrants have vested under this arrangement as of February 28, 2015.

In December 2011, pursuant to an Amended and Restated Intellectual Property Rights Agreement (IP Rights Agreement) (see Note (12)), the Company issued warrants to TAMU to purchase 8,333 shares of common stock at an exercise price of $114.40 per share. The warrants expire on September 24, 2026 and, subject to certain conditions, vest in equal installments on the fifth, tenth and fifteenth anniversary of the IP Rights Agreement. The inception to date expense recognized with respect to this warrant totals $4.2 as of February 28, 2015. The fair value of the warrants at February 28, 2015, was $11.6, using a risk-free rate of 2.00%, expected volatility of 88.8%, expected term of 11.57 years and 0% dividend yield. No warrants have vested under this arrangement as of February 28, 2015.

Warrants issued in connection with March 10, 2014 registered public offering

On March 10, 2014 the Company issued warrants to purchase an aggregate of 60,000 shares of common stock to certain affiliated designees of the underwriter as part of the underwriter’s compensation related to the registered public offering. The warrants are exercisable at any time and from time to time, in whole or in part, beginning on March 4, 2015 and expire on March 4, 2019. The exercise price is $12.00 per share of common stock. The fair value of these warrants upon issuance was $305 using a risk free rate of 1.64%, expected volatility 84.2%, expected term of 5 years and 0% dividend yield and was treated as an issuance cost of the common stock.

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

(11) Commitments and Contingencies

The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through 2023. The leases on the facilities contains provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets as of February 28, 2015, and August 31, 2014.

In connection with one of its facilities leases, the Company received a reimbursement for leasehold improvements of $270. This reimbursement is a lease incentive which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Total rental expense recognized was $123 and $106 for the three months ended February 28, 2015 and 2014, respectively and $256 and $172 for the six months ended February 28, 2015and 2014.

Future minimum payments under noncancelable operating leases as of February 28, 2015 are as follows:

Operating Leases
Remaining six months of fiscal year 2015	$360
2016	688
2017	645
2018	618
2019	682
Total minimum lease payments	$2,993

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

Noble Agreement

In May 2006, the Company entered into a collaboration agreement with Noble to establish a research program. Under the Noble Agreement, the Company agreed to fund certain research activities undertaken by Noble in an amount up to $3,800 through July 31, 2012 and granted Noble a warrant to purchase 16,667 shares of the Company’s common stock for an exercise price of $240.00 per share (see Note (9)). Additional projects may be added under the agreement, if agreed to by both parties.

Under the collaboration agreement, in August 2012 the Company agreed to fund certain research activities undertaken by Noble through July 31, 2013 and 2014 of $82.7 and $85.3 per year, respectively.

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

TAMU Agreement

In August 2007, the Company entered into a Sponsored Research and Intellectual Property Rights agreement with TAMU to establish a research program. Under the agreement, the Company agreed to fund certain research activities undertaken by TAMU in an amount up to $5,100 through 2012 and granted TAMU a warrant to purchase 8,333shares of the Company’s common stock for an exercise price of $240.00 per share (see Note (9)).

On September 24, 2011, the Company entered into an Amended and Restated Sponsored Research Agreement and the IP Rights Agreement with TAMU which both expire on September 23, 2026. The specific research projects and budgets undertaken pursuant to such agreement will be determined by an Executive Committee comprised of two members from each of TAMU and the Company as set forth in the Amended and Restated Sponsored Research Agreement. In December 2011, pursuant to the IP Rights Agreement, the Company issued warrants to TAMU to purchase 8,333 shares of common stock at an exercise price of $114.40 per share (see Note (9)).

Future minimum payments under the Company’s research collaboration agreements as of February 28, 2015 are as follows:

Remaining six months of fiscal year 2015	$428
2016	544
2017	88
$1,060

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q, the information under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 20, 2014. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our efforts to develop and commercialize our products and technologies, anticipated yields and product performance, our short-term and long-term business strategies, market and industry expectations and future results of operations and financial position, including anticipated cost savings from our plan to align expenditures, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “potential”, “continue” or other similar words. We based these forward-looking statements largely on our current expectations and projections about future events or trends that we believe may affect our business and financial performance. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to materially differ from any future results, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 20, 2014 and elsewhere in this Quarterly Report on Form 10-Q, the material risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify, you should not rely on these forward-looking statements as guarantees of future results, performance or achievements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of the filing of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly, except to the extent required by law, any forward-looking statements for any reason after the date we file this Quarterly Report on Form 10-Q with the SEC to conform these statements to actual results or to changes in our expectations.

Overview

We are an agricultural biotechnology company that develops and markets seeds to produce crops for forage, biofuels and other markets that utilize plant biomass. We use a combination of advanced plant breeding, biotechnology and bioinformatics to develop seed products and biotechnology traits to address the current limitations and future challenges facing agriculture. These technology platforms, which can increase crop productivity, improve quality, reduce crop inputs and improve cultivation on marginal land, have broad application across multiple end markets, including food, feed, fiber and fuel. Our bioinformatics technologies can also improve and accelerate discovery and development in biomedical research and diagnostics.

Since 2010, we have focused primarily on the large-scale evaluation and adoption of our high biomass sorghum for power generation, and sweet sorghum for ethanol production in Brazil. During this time, we demonstrated that our products could be grown and processed without retrofitting or altering the existing mills or industrial facilities. We believe that field performance of our seeds will largely determine the scale and pace at which our current and future sorghum products will be adopted. As part of our market development activities, in March 2015, we signed a multi-year collaboration agreement Raízen, a joint venture of Royal Dutch Shell and Cosan, to develop and produce sweet sorghum on an industrial scale. Beginning in 2014, due to the economic challenges faced by the Brazilian ethanol industry as well as changes in the global energy market, we expanded the number of market opportunities available for our technology and products, and are now prioritizing our working capital in additional areas beyond Brazil, including biotech traits for food, feed and fiber crops, our iCODE multi-gene traits development technology, forage sorghum, and our Persephone bioinformatics software.

We market and sell our seed products under our Blade brand. In certain crops, including corn, rice and sugarbeet, we have out-licensed a portion of our traits and gene technology to existing market participants and continue to pursue opportunities to out-license these technologies, among other go-to-market strategies. We believe that the strength of our technology has been validated by our receipt of multiple competitive grants as well as collaborations with leading companies, such as Syngenta Biotechnology, Bayer CropScience and Raizen. We also have significant intellectual property rights to our technology platforms, traits and seed products.

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

We have invested significantly in research, development and technology and expect to continue to invest in research and development focusing on sorghum, as well as traits with significant market potential in other crops, like corn, rice and sugarcane. Our other operating expenses are related to selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure.

Seed inventory costs are computed on a first-in, first-out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. When inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs are recorded for the difference between the cost and the market value in the period based our evaluation of such inventory. The recoverability of our seed inventory is dependent on increased customer adoption and acceptance. At February 28, 2015, we also incurred additional costs for crop management services and support, which have been capitalized to inventory as unharvested biomass costs, subject to lower of cost or market adjustments. We expect to recover a portion of these costs from the associated revenue generated by biomass sales.

Historically, we have funded our operations from payments from collaborators and government grants and the proceeds from issuances of common stock, convertible preferred stock, warrants, convertible notes and debt financing. We have experienced significant losses as we invested heavily in research and development and marketing, and those costs have exceeded revenues. As of February 28, 2015, we had an accumulated deficit $318.0 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that we will achieve profitable operations, or if achieved, they can be sustained on a continued basis.

On October 11, 2013, we commenced the implementation of a plan intended to further align expenditures with our near-term commercial opportunities, shift Northern Hemisphere sorghum breeding activities from College Station, Texas to a more appropriate location, de-emphasize research and development for U.S. cellulosic feedstocks, reduce costs and conserve cash.

Commercial Evaluations of Our Sorghum Products in Brazil

Since 2010, we have completed various field evaluations of our sorghum products in Brazil with approximately 50 ethanol mills, mill suppliers and agri-industrial facilities. During this time, our sorghum seeds were planted and harvested using existing equipment and fermented into ethanol or combusted for electricity generation without retrofitting or altering the existing mills or industrial facilities. We believe these experiences have demonstrated the “drop-in” nature of both our sweet and high-biomass sorghum products, and along with higher yielding products in our pipeline, will serve as the basis for expanded adoption of these product lines as a feedstock for ethanol and power production in Brazil and other markets. As part of our market development activities, in March 2015, we signed a multi-year collaboration agreement Raízen, a joint venture of Royal Dutch Shell and Cosan, to develop and produce sweet sorghum on an industrial scale. Under the collaboration, Ceres and Raizen will each contribute in-kind services and resources and share in the revenue from the ethanol produced from our sweet sorghum above certain levels.

With industrial processing of sorghum feedstock generally well established in Brazil, we believe that field performance — primarily yields of sugars that can be fermented to ethanol — will largely determine the scale and pace at which our current and future sweet sorghum products will be adopted. Based on industry feedback, we believe that minimum average yields in the range of 2,500 to 3,000 liters of ethanol per hectare will be necessary to achieve broad adoption. While we achieved yields in this range in the 2013-2014 growing season in Brazil with multiple products in multiple regions, the 2014-2015 growing season in Brazil will be necessary to validate results. Additional growing seasons beyond the 2014-2015 season may be required to fully demonstrate this yield performance across numerous geographies and for our products to gain broad adoption. For our high-biomass types, based on industry feedback, we believe that minimum average yields per hectare in the range of 30 to 40 metric tons of biomass, measured at 50% moisture content, will be necessary to achieve broad adoption. Recent water shortages and increasing demand for power in Brazil have led to a spike in electricity prices. We believe these market conditions have made biomass yields as low as approximately 28 metric tons per hectare economically attractive at current electricity prices.

For the 2014-2015 sorghum growing season in Brazil, our products have been planted with more than 50 customers, which include, among others, ethanol mills and multi-mill conglomerates that we estimate are collectively responsible for more than 30% of the sugarcane crushed in Brazil. Total plantings of our sorghum products in Brazil cover more than 4,000 hectares, compared to approximately 1,000 hectares planted the previous season. The increase in planted area is due primarily to increased demand for high biomass sorghum for power generation. Plantings also include small, multi-hybrid evaluations designed to determine yield potential, identify the best performing hybrids for specific regions and demonstrate various crop management practices. Overall plantings were lower than our original forecast of 5,000 hectares due to some weather delays at the beginning of the season, which provided less time to plant, and our subsequent decision not to plant outside our recommended timeframe. We also advised certain customers against planting our products on inadequately prepared or unsuitable fields. Following a dry start to the season, which delayed some plantings, growing conditions have been generally favorable to date across most evaluation regions. For our multi-hybrid field evaluations, we have demonstrated improvements in crop management over the previous season, reduced losses to weather and, based on visual inspections of these plantings, improved product adaptation to various growing conditions in Brazil. At this time, the Company expects these plantings to generate the yield and performance data needed to identify products for advancement and larger-scale plantings.

To meet immediate demand for biomass for power generation and to facilitate the development of a supply chain for sorghum biomass, we are providing agronomy and crop management services for certain customers this season under our sales incentive and promotional programs, which include offtake agreements for sorghum biomass produced under our direction or management. These hectares, which include plantings delayed by weather at the beginning of the season, are performing as expected, with variations in performance primarily due to differences in planting date. At this time, we expect these hectares will provide sufficient biomass for multiple industrial evaluations, provide greater insight into supply chain logistics and economics, and facilitate future adoption of our high-biomass sorghum products. Revenue from these plantings will be based on yields of biomass per hectare rather than seed sales. The majority of high biomass sorghum hectares this season were planted under these sales incentive and promotional programs. Biomass yields per hectare, which are not known until harvests are completed, will largely determine the net cost of the programs. Due to higher than anticipated costs for planting and crop management, we expect the costs of sales for crop management and agronomy support services provided under the programs to exceed the associated revenue generated by biomass sales. We expect to recognize the majority of our product revenues for the 2014-2015 season during our fiscal third and fourth quarters. Harvests for the 2014-2015 sorghum growing season in Brazil are expected to begin in mid-April. Assessments are subject to change until harvests are completed.

PAISS Agricola

In July 2014, our Brazilian subsidiary was selected for a competitive grant and a multi-year credit facility to fund a product development project for sorghum and sugarcane for up to approximately 85 million reais, or 27.1 million U.S. dollars, under the government’s PAISS Agricola program. The project consists of a non-repayable grant of up to approximately 10 million reais, or 3.2 million U.S. dollars, and a government-subsidized credit facility for up to approximately 67.5 million reais, or 21.5 million U.S. dollars. The company is expected to fund up to approximately 7.5 million reais, or 2.4 million U.S. dollars, of the project. (Based on the Exchange Rate of the Central Bank of Brazil, on April 3, 2015, one Real was equivalent to .31 U.S. Dollars.) We have completed the required application and have received approval in principle for the grant and credit facility. We may draw the first tranche of the non-repayable grant during fiscal year 2015, subject to the completion of a project plan review and customary documentation. We are currently evaluating the terms and requirements of the credit facility and expect to make a decision on the size and timing of the first tranche of the loan by our fourth fiscal quarter. The credit facility is subject to customary documentation and credit approval, and financial guarantees to be provided by Ceres.

Biotech Traits for Food, Feed and Fiber Crops and iCODE

Our biotechnology traits include traits that increase yields (grain, sugar and biomass) and provide greater yield stability and resilience to drought and other stress conditions. Biotechnology, also known as genetic engineering, allows us to precisely add traits not readily achievable through conventional breeding methods. In most cases, the same trait can be added to multiple crops with similar effect. Our strategy is to focus on genes that have shown large, step increases in performance, and whose benefits are largely maintained across multiple species. Trait performance is evaluated in target crops, such as corn, rice and sugarcane, through multi-year field tests in various locations. In addition, we are deploying a new multi-gene trait development system internally and believe there may be opportunities to out-license the system, known as iCODE, to other crop biotechnology companies. To date, our field evaluations have largely confirmed earlier results obtained in greenhouse and laboratory settings.

In research-scale field evaluations completed in March 2015, our biotech traits demonstrated significant advantages in enhancing and protecting yields in commercial sugarcane varieties under tropical conditions in Latin America. Our yield traits accelerated maturation and ripening while demonstrating significant increases in overall biomass yields over controls. In addition, plants with one of our drought tolerance traits maintained biomass yields under low water conditions, and in certain cases, maintained yields with as little as half the water normally required during production. These biotech traits have been advanced to the next stage of testing ahead of schedule. At this current pace, commercial sugarcane cultivars with our traits could be ready for commercial scale-up as early as 2018. In December 2014, we completed a second year of field evaluations of our multi-gene biotech traits in corn. These multi-gene combinations demonstrated a yield advantage of up to approximately 25% over controls in many of our research-scale field evaluations. Trials were conducted in two different climatic regions in China through our development collaboration with the Chinese Academy of Agricultural Sciences. Field evaluations represent a critical stage in the development of biotech crop traits, as they provide greater insight into how traits may perform in an agricultural setting. We have since advanced our best multi-gene combinations for additional testing in China. We plan to expand the scope of our trials, including evaluations of our traits in a more diverse set of corn breeding lines. The trials will be independently designed and managed by our collaborators in China. Favorable results from small-scale evaluations and research settings are not a guarantee of future commercial performance, and further evaluations will be necessary to confirm results.

We believe that our results, including results from our corn trials in China, represent an important step forward in crop biotechnology. We have optimized the expression of our genes in a more precise and sophisticated manner than is usually the case. In addition, we believe that combining genes together, to either create a stronger trait or combine complementary traits, provides the best approach to generate high impact advantages, such as increased grain yield or drought tolerance. We have also developed a new high-throughput, low-cost approach called iCODE, to empirically evaluate large numbers of promising genes and related control components and to select the best combinations for deployment in a crop. In 2014, we filed an application for a patent covering our iCODE technology.

Blade Forage Sorghum Seed and Traits

In 2015, we expanded our sorghum offerings to include hybrids for use as livestock feed and forage. We are leveraging our core capabilities in plant transformation and biotech traits and combining them with proprietary forage sorghum hybrids and breeding lines. Our goal is to expand forage sorghum into a major feed crop with higher yield and nutritional quality. In addition to our direct sales efforts, we entered into a distribution agreement with Helena Chemical Company, a leading distributor of crop inputs and services. Under the agreement, Helena will provide sales and customer support for our forage sorghum in the southeastern U.S.

Our current hybrids, which are traditionally bred and do not yet contain biotech traits, have performed well in numerous commercial and multi-hybrid field trials and have demonstrated a number of favorable attributes for forage feed, such as high yields and lower water requirements, as well as competitive production costs relative to corn and certain hay crops. For example, in two university-led evaluations, which included products from well-known seed companies, we achieved the highest milk production yield per acre, which is a key metric for dairy operations. For the 2015 growing season in the U.S., which begins in the spring and summer, we plan to evaluate more than a dozen new hybrids that offer performance advantages such as higher yields and improved nutrition. We are also advancing our biotech traits in forage sorghum for additional field evaluations. In a 2014, in a U.S. field evaluation, one of our leading biotech traits provided a greater than 20% biomass yield advantage in a commercial-type sorghum. In 2014, we received confirmation from the U.S. Department of Agriculture (USDA) that our high biomass trait was not considered a regulated article under 7CFR §340 of the USDA’s mandate to regulate genetically engineered traits. This determination is likely to make it more cost-effective and timely for us to develop this trait in sorghum, and as a result, we believe we have a clear and near-term path forward to the commercialization of this trait. Results from small scale evaluations and research settings are not a guarantee of future commercial performance, and further evaluations will be necessary to confirm results.

Persephone Bioinformatics Software

We have developed proprietary bioinformatics software, known as Persephone, to deal with the massive amounts of data generated in plant genomics. Persephone has been licensed to major plant science companies and is being evaluated by new potential customers in plant genomics as well as in biomedical research and diagnostics, where genomics data is analyzed and viewed in a similar manner to plants.

Persephone is a proprietary bioinformatics application with a user-friendly interface that enables the storage, visualization and analysis of large volumes of genetic data from public sources and proprietary databases. Our early need for the ability to manage large amounts of plant genomic data led to the effort to develop a scalable informatics platform, and as a result, we believe that Persephone today is significantly more advanced than comparable products, including those in the human healthcare space. The software includes a number of proprietary data management optimizations to quickly fetch and render very large datasets. This speed enables more dynamic visualizations, intuitive discovery and greater insights into genomics data. We believe that our direct experience using Persephone internally and our ability to continually develop and launch new versions with additional features and functions will enable us to further establish our market position in the plant sciences and expand into new markets, such as biomedical research and diagnostics.

In 2014, the Company added Bayer CropScience as a customer for its full service client-server installation and is in talks with other life science companies and institutes. In January 2015, Ceres launched a cloud-based Software-as-a-Service, or SaaS, for Persephone. The cloud-based service has simplified the demonstration process for larger institutions interested in custom installations, while providing individual researchers the opportunity to subscribe to the software. In order to improve functionality, Ceres is also adding useful features including data uploads, documentation and curated data sets.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three months ended		Six months ended
	February 28,		February 28,
	2015	2014	2015	2014

Revenues:
Product sales	$99	$46	$99	$66
Collaborative research and government grants	244	449	644	1,192
Total revenues	343	495	743	1,258
Cost and operating expenses:
Cost of product sales	2,134	556	2,576	1,865
Research and development	2,449	3,570	4,953	7,984
Selling, general and administrative	3,869	3,585	7,310	6,845
Total cost and operating expenses	8,452	7,711	14,839	16,694
Loss from operations	(8,109)	(7,216)	(14,096)	(15,436)
Interest expense	(9)	(19)	(12)	(19)
Interest income	11	10	29	26
Loss before income taxes	(8,107)	(7,225)	(14,079)	(15,429)
Income tax expense	-	-	(1)	(1)
Net loss	$(8,107)	$(7,225)	$(14,080)	$(15,430)

Comparison of the Three Months Ended February 28, 2015 and 2014

Revenues

	Three Months Ended
	February 28,
	2015	2014	Change
	(In thousands)
Product sales	$99	$46	$53
Collaborative research and government grants	244	449	(205)
Total revenue	$343	$495	$(152)

Our total revenues decreased by $0.2 million to $0.3 million for the three months ended February 28, 2015 compared to the corresponding period in the prior year. Revenue under our various collaborative research and government grants decreased by $0.2 million primarily due to the completion of work scheduled under our grant programs. We expect to recognize the majority of our product revenues for the 2014-2015 growing season in Brazil during our fiscal third and fourth quarters.

Cost and Operating Expenses

	Three Months Ended
	February 28,
	2015	2014	Change
	(In thousands)
Cost of product sales	$2,134	$556	$1,578
Research and development	2,449	3,570	(1,121)
Selling, general and administrative	3,869	3,585	284
Total cost and operating expenses	$8,452	$7,711	$741

Cost of Product Sales

Our cost of product sales increased by $1.6 million to $2.1 million for the three months ended February 28, 2015 compared to the corresponding period in the prior year. Cost of product sales in Brazil increased by $1.5 million which was primarily driven by a $1.4 million charge for crop management costs associated with unharvested biomass being produced under our sales incentive and promotional programs for the 2014-2015 growing season in Brazil. In the U.S., expenses increased by $0.1 million due to timing of production costs for the comparable periods.

Research and Development Expenses

Our research and development expenses decreased by $1.1 million to $2.5 million for the three months ended February 28, 2015 compared to the corresponding period in the prior year. In the U.S., research and development expenses decreased by $1.0 million primarily due to reduced personnel and related expenses. In Brazil, research and development expenses decreased by $0.1 million primarily from a reduction in the total number of research field trial locations established for the 2014-2015 sorghum growing season.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $0.3 million to $3.9 million for the three months ended February 28, 2015 compared to the corresponding period in the prior year. The increase was primarily due to increased personnel and related expenses of $0.4 million in Brazil. In the U.S., expenses decreased by $0.1 million due to reduced personal and related expenses of $0.3 million, which was partially offset by increased legal and professional fees of $0.2 million.

Interest Expense and Interest Income

	Three Months Ended
	February 28,
	2015	2014	Change
	(In thousands)
Interest expense	$(9)	$(19)	$10
Interest income	11	10	1
Total	$2	$(9)	$11

Interest Income

Interest income was relatively unchanged for the comparative periods.

Interest Expense

Interest expense for the three months ended February 28, 2015 was $9,000 versus $19,000 in the prior year.

Comparison of the Six Months Ended February 28, 2015 and 2014

Revenues

	Six Months Ended
	February 28,
	2015	2014	Change
	(In thousands)
Product sales	$99	$66	$33
Collaborative research and government grants	644	1,192	(548)
Total revenue	$743	$1,258	$(515)

Our total revenues decreased by $0.5 million to $0.6 million for the six months ended February 28, 2015 compared to the corresponding period in the prior year. Revenue under our various collaborative research and government grants decreased by $0.5 million primarily due to the completion of work scheduled under our grant programs. We expect to recognize the majority of our product revenues for the 2014-2015 growing season in Brazil during our fiscal third and fourth quarters.

Cost and Operating Expenses

	Six Months Ended
	February 28,
	2015	2014	Change
	(In thousands)
Cost of product sales	$2,576	$1,865	$711
Research and development	4,953	7,984	(3,031)
Selling, general and administrative	7,310	6,845	465
Total cost and operating expenses	$14,839	$16,694	$(1,855)

Cost of Product Sales

Our cost of product sales increased by $0.7 million to $2.6 million for the six months ended February 28, 2015 compared to the corresponding period in the prior year. The increase was primarily due to a $1.4 million charge for crop management costs associated with unharvested biomass being produced under our sales incentive and promotional programs for the 2014-2015 growing season in Brazil. The increase was partially offset by reduced production costs of $0.2 million in Brazil. In the U.S. expenses decreased by $0.5 million primarily due to reduced personnel and related expenses.

Research and Development Expenses

Our research and development expenses decreased by $3.0 million to $5.0 million for the six months ended February 28, 2015 compared to the corresponding period in the prior year. In the U.S., research and development expenses decreased by $2.4 million primarily due to reduced personnel and related expenses of $2.1 million and reduced external research and development expenses of $0.3 million. In Brazil, research and development expenses decreased by $0.6 million primarily from a reduction in the total number of research field trial locations established for the 2014-2015 sorghum growing season.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $0.5 million to $7.3 million for the six months ended February 28, 2015 compared to the corresponding period in the prior year. The increase was primarily due to increased personnel and related expenses of $0.6 million in Brazil. In the U.S., expenses decreased by $0.1 million primarily due to decreased personal and related expenses of $0.6 million, which was offset by a $0.5 million increase in legal and professional fees.

Interest Expense and Interest Income

	Six Months Ended
	February 28,
	2015	2014	Change
	(In thousands)
Interest expense	$(12)	$(19)	$7
Interest income	29	26	3
Total	$17	$7	$10

Interest Income and expense

Interest expense and interest income were relatively unchanged for the comparative period.

Liquidity and Capital Resources

Since our inception we have incurred significant net losses, and as of February 28, 2015, we had an accumulated deficit of $318.0 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that we will achieve profitable operations, or if achieved, that we can sustain them on a continued basis.

We currently plan to finance our operations for the next six months with cash and marketable securities on hand, and with cash inflows from collaboration and grant funding and from product sales. We intend to seek additional funds through public or private debt or equity financings, collaborations, licensing arrangements, or government programs, and may also seek to reduce expenses related to our operations. If we are not successful in obtaining additional funds through public or private debt or equity financings, collaborations, licensing arrangements, or government programs, we could be forced to significantly curtail our operations, which would have a material adverse effect on our ability to continue to execute key components of our business plan.

On March 10, 2014, we completed a registered public offering of 2,875,000 shares of our common stock (including 375,000 shares purchased by the underwriter upon the exercise in full of their right to purchase up to an additional 375,000 shares to cover over-allotments) at a price to the public of $8.00 per share, resulting in net proceeds of approximately $20.8 million, after deducting underwriting discounts and commissions and estimated offering expenses. We also issued warrants to purchase an aggregate of 60,000 shares of our common stock to certain affiliated designees of the underwriter as part of the underwriter’s compensation. The warrants are exercisable at any time and from time to time, in whole or in part, beginning on March 4, 2015 and expire on March 4, 2019. The exercise price is $12.00 per share of common stock.

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

Cash Flows

	For the six months ended
	February 28,
	2015	2014
	(In thousands)
Net cash (used in) provided by
Operating activities	$(12,728)	$(11,402)
Investing activities	$14,284	$9,209
Finance activities	$(28)	$(87)

Net cash outflows of $12.7 million from operating activities during the six months ended February 28, 2015 primarily resulted from our net loss of $14.1 million, which included non-cash items of $1.2 million in stock based compensation expense and $0.4 million in depreciation expense.

Net cash outflows of $11.4 million from operating activities during the six months ended February 28, 2014 primarily resulted from our net loss of $15.4 million, which included non-cash items of $0.8 million in depreciation expense and $1.9 million in stock based compensation expense.

Net cash provided by investing activities of $14.3 million during the six months ended February 28, 2015 was due to net marketable securities activity of $14.6 million, which was partially offset by $0.3 million used to purchase property and equipment.

Net cash provided by investing activities of $9.2 million during the six months ended February 28, 2014 was due to net marketable securities activity of $9.7 million, partially offset by $0.6 million used to purchase property and equipment.

Net cash used by financing activities of $28,000 during the six months ended February 28, 2015 was due to repayments on capital leases.

Net cash outflows of $0.1 million from finance activities during the six months ended February 28, 2014 was due to $0.1 million of payments on capital leases.

Off-Balance Sheet Arrangements

As of February 28, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Seasonality

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the year ended August 31, 2014 and for the six months ended February 28, 2015 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in Brazil will currently be higher in our third and fourth fiscal quarters, due to the timing of harvest and delivery for our biomass. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended February 28, 2015 and 2014, respectively. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are also exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States and Brazil.

Interest Rate Risk

As of February 28, 2015 and August 31, 2014, our exposure to risk for changes in interest rates primarily related to our cash equivalents and marketable securities. We have investments in money market funds, commercial paper and corporate bonds, which all have relatively short term maturities. Accordingly, our interest income fluctuates with short term market conditions. All marketable securities are classified as available for sale and are expected to be liquid. Due to the relatively short-term nature of our investments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot assure you that we will not experience losses on these deposits.

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

Through February 28, 2015, the fluctuations in the Brazil Real for our operations in Brazil had no adverse impact on our results of operations as the U.S. Dollar has been strengthening against the Brazil Real. As our international operations in Brazil grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in the foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the Brazil Real, our foreign-currency based expenses increase when translated into U.S. dollars. To date, we have not hedged the risks associated with foreign currency exchange exposure. As the risks associated with fluctuations in the Brazil Real become greater, we will continue to reassess our approach to managing this risk.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2015.

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

(c) Changes in Internal Control

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks and uncertainties set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on November 20, 2014, together with all of the other information set forth in this Quarterly Report on Form 10-Q. If any of these risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. There have been no material changes to the risks discussed in the Form 10-K other than as set forth below:

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company” as defined in the Securities Exchange Act of 1934, and in the event that we are still considered a smaller reporting company at such time as we cease being an emerging growth company, we will be required to provide additional disclosure in our SEC filings. However, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We may require additional financing in the future and may not be able to obtain such financing on favorable terms, if at all, which could force us to delay, reduce or eliminate our research and development activities.

We will continue to need capital to fund our research and development projects, to commercialize our products and to provide working capital to fund other aspects of our business. As of February 28, 2015, we believe that our existing cash and cash equivalents and marketable securities will provide adequate resources to fund our operations, including research and development expenses, planned capital expenditures and working capital requirements for the next six months. In order to fund our operations beyond that time, we will need to raise additional funds. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we are able to raise additional debt financing, we may be subject to restrictive covenants that limit our operating flexibility. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses to our technology on terms that are not favorable to us or delay or terminate research and development programs or the commercialization of products or significantly curtail operations . If adequate funds are not available, we will not be able to successfully execute on our business strategy or continue our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On February 27, 2012, we completed our initial public offering. We sold 718,750 shares of common stock at a price to the public of $104.00 per share, which included the underwriters’ exercise in full of their option to purchase 93,750 additional shares. The offer and sale of our common stock in our initial public offering was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-174405), which was declared effective by the SEC on February 21, 2012. We raised approximately $65.2 million in net proceeds after deducting underwriting discounts and commissions of $5.2 million and other offering costs of $4.9 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus dated February 21, 2012 and filed with the Securities and Exchange Commission.

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
Paul Kuc
Chief Financial Officer
(Principal Financial Officer)

Date: April 9, 2015

EXHIBIT INDEX

Number	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ceres, Inc. filed with the Secretary of State of the State of Delaware on April 8, 2015 and effective as of April 8, 2015. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2015).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

[1] 32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Ceres, Inc. for the quarterly period ended February 28, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

[1]	This certification is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

