Form 10-Q
period 2015-05-31
Ceres, Inc.
filed 2015-07-10
CIK 767884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from_________ to _________

Commission File Number: 001-35421

Ceres, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	33-0727287
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 8, 2015
Common Stock, $0.01 par value per share	6,032,222

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts and par value)

(Unaudited)

	May 31,	August 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$5,429	$3,423
Marketable securities	3,653	24,579
Prepaid expenses	688	633
Accounts receivable	661	370
Inventories	-	84
Other current assets	513	240
Total current assets	10,944	29,329
Property and equipment, net	2,369	2,996
Other assets	98	99
Total assets	$13,411	$32,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,157	$4,278
Other current liabilities	797	374
Current portion of long-term debt	28	70
Total current liabilities	3,982	4,722
Other non-current liabilities	61	75
Long-term debt, net of current portion	-	18
Total liabilities	4,043	4,815
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid in capital, $0.01 par value; 240,000,000 shares authorized; 6,032,222 shares issued and outstanding at May 31, 2015; 6,024,109 shares issued and outstanding at August 31, 2014	333,886	332,109
Accumulated other comprehensive loss	(631)	(595)
Accumulated deficit	(323,887)	(303,905)
Total stockholders’ equity	9,368	27,609
Total liabilities and stockholders’ equity	$13,411	$32,424

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2015	2014	2015	2014

Revenues:
Product sales	$201	$163	$300	$229
Collaborative research and government grants	924	643	1,568	1,835
Total revenues	1,125	806	1,868	2,064
Cost and operating expenses:
Cost of product sales	860	575	3,436	2,440
Research and development	2,516	3,595	7,469	11,579
Selling, general and administrative	3,639	3,887	10,949	10,732
Other	-	464	-	464
Total cost and operating expenses	7,015	8,521	21,854	25,215
Loss from operations	(5,890)	(7,715)	(19,986)	(23,151)
Interest expense	(20)	(25)	(32)	(44)
Interest income	8	13	37	39
Loss before income taxes	(5,902)	(7,727)	(19,981)	(23,156)
Income tax expense	-	-	(1)	(1)
Net loss	$(5,902)	$(7,727)	$(19,982)	$(23,157)

Basic and diluted net loss per share attributable to common stockholders	$(0.98)	$(1.35)	$(3.31)	$(5.76)
Weighted average outstanding common shares used for net loss per share :
Basic and diluted	6,063,326	5,744,475	6,032,347	4,020,656

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2015	2014	2015	2014
Net loss	$(5,902)	$(7,727)	$(19,982)	$(23,157)
Other comprehensive income (loss)
Foreign currency translation adjustments	225	51	(46)	91
Net unrealized gains on marketable securities	1	(12)	10	(3)
Total comprehensive loss	$(5,676)	$(7,688)	$(20,018)	$(23,069)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	May 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(19,982)	$(23,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on disposal of assets	(21)	(108)
Loss on assets held for sale	-	464
Depreciation	505	1,191
Amortization of premiums on marketable securities	131	227
Non-cash interest income	(156)	(266)
Stock compensation	1,777	2,800
Changes in operating assets and liabilities:
Prepaid expenses	(69)	(144)
Accounts receivable	(346)	501
Inventories	69	21
Other assets	(358)	36
Accounts payables and accrued expenses	(683)	94
Other liabilities	426	109
Other	181	343
Net cash used in operating activities	(18,526)	(17,889)

Cash flows from investing activities:
Purchases of property and equipment	(333)	(628)
Proceeds from sale of property and equipment	25	118
Purchases of marketable securities	(720)	(30,313)
Maturities of marketable securities	21,500	25,000
Net cash provided by investing activities	20,472	(5,823)

Cash flows from financing activities:
Repayment of debt	(40)	(123)
Proceeds from issuance of common stock	-	20,751
Net cash used in financing activities	(40)	20,628

Effect of foreign currency translation on cash	100	93
Net increase (decrease) in cash and cash equivalents	2,006	(2,991)
Cash and cash equivalents at beginning of period	3,423	8,881
Cash and cash equivalents at end of period	$5,429	$5,890

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

1) The Company

Ceres, Inc. (Company) is an agricultural biotechnology company that develops and markets seeds and traits to produce crops for animal feed, sugar and other markets. The Company uses a combination of advanced plant breeding, biotechnology and bioinformatics to develop seed products and biotechnology traits to address many of the current limitations and future challenges facing agriculture. These technology platforms, which can increase crop productivity, improve quality, reduce crop inputs and improve cultivation on marginal land, have broad application across multiple end markets, including food, feed, fiber and fuel. The Company’s bioinformatics technologies can also improve and accelerate discovery and development in biomedical research and diagnostics.

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

The Company has incurred substantial net losses from operations since its inception and its accumulated deficit as of May 31, 2015 was $323,887. The Company expects to incur additional losses related to the continued development and expansion of its business, including research and development, seed production and operations, and sales and marketing.

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

As of May 31, 2015, the Company plans to finance its operations for the next four to six months with cash and marketable securities on hand, and with cash inflows from collaboration and grant funding and from product sales. The Company intends to seek additional funds through public or private debt or equity financings, collaborations, licensing arrangements, government programs and the sale of intellectual property, technology or other assets. The Company cannot provide any assurances that additional sources of funding will be available on terms acceptable to the Company or at all, or that it will be successful in entering into collaborations or license agreements, receiving funds under government grants or selling intellectual property, technology or other assets. If the Company is unable to raise additional funds, the Company will not have adequate liquidity to fund its operations and will be forced to significantly curtail or cease its operations.

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

The following tables present the Company’s financial assets that were measured at fair value on a recurring basis as of May 31, 2015 and August 31, 2014 by level within the fair value hierarchy:

	May 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets
Money Market Funds	$2,176	$—	$—	$2,176
Certificates of Deposit—available for sale	—	499	—	499
Corporate Bonds—available for sale	—	3,214	—	3,214
Total	$2,176	$3,713	$—	$5,889

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

Accounts Receivable

Accounts receivable represents amounts owed to the Company from product sales and collaborative research and government grants. The Company had no amounts reserved for doubtful accounts at May 31, 2015 and August 31, 2014 as the Company expects full collection of the accounts receivable balances.

Inventories

Due to early stage of commercialization and the minimal amount of sales of the Company’s seeds, at May 31, 2015 all seed inventory was written-off based on the lower of cost or market. At August 31, 2014, seed inventory consisted of work–in–process costs and finished goods for costs related to the Company’s sorghum seeds in Brazil.

When inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs are recorded for the difference between the cost and the market value in the period based on the Company’s evaluation of such inventory with any excess cost recognized during the period within cost of product sales.

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

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The following summarizes the changes in the balances of each component of accumulated other comprehensive loss during the nine months ended May 31, 2015:

		Unrealized	Accumulated
	Foreign	Gains	Other
	Currency	(Losses)	Comprehensive
	Translation	on Securities	Loss
Balance at August 31, 2014	$(584)	$(11)	$(595)
Comprehensive income (loss)	(46)	10	(36)
Balance at May 31, 2015	$(630)	$(1)	$(631)

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

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	May 31,
	2015	2014
Options to purchase common stock	423,082	415,925
Warrants to purchase common stock	320,255	320,256
Total	743,337	736,181

(3) Marketable Securities

Marketable securities classified as available for sale consisted of the following:

	May 31, 2015
Available for sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Certificates of Deposit	$500	$—	$(1)	$499
Corporate Bonds	3,214	—	—	3,214
Total	$3,714	$—	$(1)	$3,713

	August 31, 2014
Available for sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Certificates of Deposit	$4,244	$—	$(4)	$4,240
Commercial Paper	5,249	—	—	5,249
Corporate Bonds	15,157	—	(7)	15,150
Total	$24,650	$—	$(11)	$24,639

At May 31, 2015 and August 31, 2014, $60 of the certificates of deposits included above are recorded as cash and cash equivalents on the condensed consolidated balance sheets.

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

All marketable securities at May 31, 2015 and August 31, 2014 are due to mature in one year or less.

(4) Inventories

Due to the early stage of commercialization and minimal amount of sales of the Company’s seeds, at May 31, 2015 all seed inventory was written-off based on the lower of cost or market. Inventories at August 31, 2014 consisted of the following:

August 31,
2014
Seed - work in process	$20
Seed inventory	64
Total inventories	$84

(5) Property and Equipment

Property and equipment are summarized as follows:

	May 31, 2015	August 31, 2014
Land	$43	$43
Automobiles and trucks	843	1,113
Buildings	1,215	1,215
Office, laboratory, farm and warehouse equipment and furniture	11,628	12,718
Leasehold improvements	5,659	5,659
	19,388	20,748
Less accumulated depreciation	(17,019)	(17,752)
Property and equipment, net	$2,369	$2,996

(6) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	May 31, 2015	August 31, 2014
Accounts payable	$1,348	$1,406
Accrued payroll and related expenses	1,520	2,303
Research and development contracts	169	123
Accrued grower commitments	21	54
Other	99	392
	$3,157	$4,278

(7) Long-Term Debt

Long-term debt is summarized as follows:

	May 31,	August 31,
	2015	2014
Capital leases	$28	$88
Less current portion	(28)	(70)
Long term debt (capital leases)	$-	$18

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

Stock-based compensation expense included in operating expenses are as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2015	2014	2015	2014
Stock-based compensation expense	$572	$949	$1,780	$2,804
Fair value changes of collaboration warrants	-	(13)	(3)	(4)
	$572	$936	$1,777	$2,800

There were no stock options exercised during the nine months ended May 31, 2015 and 2014.

Stock Option Activity

The following table summarizes the stock option transactions under the Equity Plans during the nine months ended May 31, 2015:

	Shares	Weighted Average Exercise Price
Options outstanding at August 31, 2014	396,504	$46.62
Options granted	40,643	3.80
Options forfeited	(14,065)	37.37
Options outstanding at May 31, 2015	423,082	$42.82

No tax benefits have been recorded on compensation costs recognized for options exercised. As of May 31, 2015, there was $2,005 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted average of 1.23 years. The Company’s policy is to issue new shares for options exercised.

Restricted Stock Activity

The following summarizes the restricted stock transactions under the Equity Plans during the nine months ended May 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding and unvested at August 31, 2014	37,818	$32.58
Restricted stock granted	9,125	4.20
Restricted stock vested	(7,051)	45.14
Restricted stock forfeited	(2,650)	5.57
Restricted stock outstanding and unvested at May 31, 2015	37,242	$25.17

As of May 31, 2015, there was $146 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average of 1.0 years.

CERES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Stock Activity

There were no stock grants during the nine months ended May 31, 2015. During the fiscal year 2014, the Company granted 2,288 shares of common stock under the 2011 Plan with a fair market value of $7.28 per share. The Company recorded $16.7 of expense related to this stock grant.

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

Warrants issued in connection with Noble Agreement

In May 2006, the Company entered into a collaboration agreement with The Samuel Roberts Noble Foundation, Inc. (Noble) (Noble Agreement) to establish a research program (see Note (12)). In connection with this collaboration, the Company granted Noble a warrant to purchase 16,667 shares of the Company’s common stock for an exercise price of $240.00 per share. The original terms were as follows: the warrant vests in equal installments of 4,167 shares on May 19, 2009, May 19, 2011, May 19, 2013, and May 19, 2015, respectively, and shall remain exercisable for a period of two years from the respective vesting dates. These warrants were accounted for at fair value and remeasured until vested. The fair value, including the resulting change in value as a result of remeasurement was recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $624.4 as of May 31, 2015. At May 31, 2015, all of the 16,667 warrants had vested under this arrangement.

In June 2011, the Company and Noble agreed to modify the warrants issued to Noble as follows: the warrant vests in equal installments of 4,167 shares on May 19, 2013 and May 19, 2015, respectively and shall remain exercisable until the earliest of a period of five years from the respective vesting dates and May 18, 2017.

Warrants issued in connection with TAMU Agreement

In August 2007, the Company entered into a sponsored research and intellectual property rights agreement with The Texas A&M University System (TAMU) to establish a research program (see Note (12)). In connection with this collaboration, the Company granted TAMU a warrant to purchase 8,333 shares of the Company’s common stock for an exercise price of $240.00 per share. The warrant vests based on certain research and commercialization milestones being met and shall remain exercisable until August 28, 2017. This warrant is accounted for at fair value and remeasured until the vesting targets are met. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $0 as of May 31, 2015. The fair value of the warrants at May 31, 2015 was $0, using a risk-free rate of 0.78%, expected volatility of 70.55%, expected term of 2.24 years and 0% dividend yield. No warrants have vested under this arrangement as of May 31, 2015.

In December 2011, pursuant to an Amended and Restated Intellectual Property Rights Agreement (IP Rights Agreement) (see Note (12)), the Company issued warrants to TAMU to purchase 8,333 shares of common stock at an exercise price of $114.40 per share. The warrants expire on September 24, 2026 and, subject to certain conditions, vest in equal installments on the fifth, tenth and fifteenth anniversary of the IP Rights Agreement. The inception to date expense recognized with respect to this warrant totals $4.2 as of May 31, 2015. The fair value of the warrants at May 31, 2015, was $9.6, using a risk-free rate of 2.12%, expected volatility of 89.2%, expected term of 11.32 years and 0% dividend yield. No warrants have vested under this arrangement as of May 31, 2015.

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

(11) Commitments and Contingencies

The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through 2023. The leases on the facilities contains provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets as of May 31, 2015, and August 31, 2014.

In connection with one of its facilities leases, the Company received a reimbursement for leasehold improvements of $270. This reimbursement is a lease incentive which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Total rental expense recognized was $166 and $111 for the three months ended May 31, 2015 and 2014, respectively and $422 and $283 for the nine months ended May 31, 2015 and 2014.

Future minimum payments under noncancelable operating leases as of May 31, 2015 are as follows:

Operating Leases
Remaining three months of fiscal year 2015	$178
2016	682
2017	643
2018	618
2019	682
Total minimum lease payments	$2,803

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

Future minimum payments under the Company’s research collaboration agreements as of May 31, 2015 are as follows:

Remaining three months of fiscal year 2015	$171
2016	544
2017	88
$803

(13) Subsequent Events

On June 19, 2015, the Company announced the continued realignment of its business to focus on food and forage opportunities and biotechnology traits for sugarcane and other crops. As part of the realignment, the Company is restructuring its Brazilian seed operations and exploring discussions with local partners and collaborators to support the continued development and commercialization of the Company’s technology in Brazil. The restructuring of the Company’s Brazilian seed operations, which is expected to be substantially completed by October 31, 2015, includes, among other actions, a workforce reduction that will impact 14 positions in Brazil primarily related to administration, operations and manufacturing as well as 2 support positions in the United States. The Company estimates that it will incur total charges of approximately $0.6 million over the next five months with respect to these workforce reductions in Brazil and the U.S., including $0.1 million in continuation of salary and benefits of certain employees until their work is completed and their positions are eliminated, and $0.5 million of one-time severance and other costs, all of which will be cash expenditures.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q, the information under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 20, 2014. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our efforts to develop and commercialize our products and technologies, anticipated yields and product performance, our short-term and long-term business strategies, market and industry expectations and future results of operations and financial position, including anticipated cost and projected cash expenditures savings from our restructuring plan, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “potential”, “continue” or other similar words. We based these forward-looking statements largely on our current expectations and projections about future events or trends that we believe may affect our business and financial performance. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to materially differ from any future results, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 20, 2014 and elsewhere in this Quarterly Report on Form 10-Q, the material risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify, you should not rely on these forward-looking statements as guarantees of future results, performance or achievements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of the filing of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly, except to the extent required by law, any forward-looking statements for any reason after the date we file this Quarterly Report on Form 10-Q with the SEC to conform these statements to actual results or to changes in our expectations.

Overview

We are an agricultural biotechnology company that develops and markets seeds and traits to produce crops for animal feed, sugar and other markets. We use a combination of advanced plant breeding, biotechnology and bioinformatics to develop seed products and biotechnology traits to address many of the current limitations and future challenges facing agriculture. These technology platforms, which can increase crop productivity, improve quality, reduce crop inputs and improve cultivation on marginal land, have broad application across multiple end markets, including food, feed, fiber and fuel. Our bioinformatics technologies can also improve and accelerate discovery and development in biomedical research and diagnostics.

In 2014, we began realigning our business to focus on food and forage opportunities and biotechnology traits for sugarcane and other crops. Previously, we prioritized our working capital in Brazil, where, since 2010 we focused on the large-scale evaluation and adoption of our high biomass sorghum for power generation and sweet sorghum for ethanol production. Due in part to the economic challenges faced by the Brazilian ethanol industry as well as low oil prices, the struggling Brazilian economy and unfavorable government policies in Brazil, in June 2015, we began restructuring our operations in Brazil. We believe that these changes represent an important step in the transformation of our business as we refocus on our strengths in agricultural technology and redirect our existing seed products and trait pipelines toward food and feed markets being fueled by global prosperity growth.

We market and sell our seed products under our Blade brand. In certain crops, including corn, rice and sugarbeet, we have out-licensed a portion of our traits and gene technology to existing market participants and continue to pursue opportunities to out-license these technologies, among other go-to-market strategies. We believe that the strength of our technology has been validated by our receipt of multiple competitive grants as well as collaborations with leading companies, such as Syngenta Biotechnology and Bayer CropScience. We also have significant intellectual property rights to our technology platforms, traits and seed products.

We operate in one segment, and accordingly, our results of operations are presented on a consolidated basis. To date the majority of our revenue and expense has been denominated in U.S. dollars and foreign currency fluctuations have not had a significant impact on our historical results of operations. As we enter markets outside the United States, we expect our product sales will be made in local currencies and accordingly, that foreign currency fluctuations will have a greater impact on our operating results.

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

We have invested significantly in research, development and technology and expect to continue to invest in research and development focusing on sorghum, as well as traits with significant market potential in other crops, like sugarcane, corn and rice. Our other operating expenses are related to selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure.

Seed inventory costs are computed on a first-in, first-out basis and valued at the lower of cost or market with any excess cost recognized during the period within cost of product sales. When inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs are recorded for the difference between the cost and the market value in the period based our evaluation of such inventory. At May 31, 2015, all seed inventory was written-off based on the lower of cost or market, based on our evaluation of such inventory.

Historically, we have funded our operations with payments from collaborators and government grants and the proceeds from issuances of common stock, convertible preferred stock, warrants, convertible notes and debt financing. We have experienced significant losses as we invested heavily in research and development and marketing, and those costs have exceeded revenues. As of May 31, 2015, we had an accumulated deficit $323.9 million. We expect to incur additional losses related to the continued development and expansion of our business, including research and development, seed production and operations, and sales and marketing. There is no assurance that we will achieve profitable operations, or if achieved, they can be sustained on a continued basis.

On June 19, 2015, we announced the continued realignment of our business to focus on food and forage opportunities and biotechnology traits for sugarcane and other crops. As part of the realignment, we are restructuring our Brazilian seed operations and exploring discussions with local partners and collaborators to support the continued development and commercialization of our technology in Brazil. The restructuring of our Brazilian seed operations which is expected to be substantially completed by October 31, 2015, includes, among other actions, a workforce reduction that will impact 14 positions in Brazil primarily related to administration, operations and manufacturing as well as 2 support positions in the United States. We estimate that we will incur total charges of approximately $0.6 million over the next five months with respect to these workforce reductions in Brazil and the U.S., including $0.1 million in continuation of salary and benefits of certain employees until their work is completed and their positions are eliminated, and $0.5 million of one-time severance and other costs, all of which will be cash expenditures. We expect to save up to approximately $4.0 to $5.0 million in cash in fiscal 2016 as a result of restructuring our Brazil operations as described above. After implementation of the restructuring plan, our Brazilian operations will be focused primarily on sorghum breeding and sugarcane. In particular, we plan to expand our sugarcane trait development activities for the Brazilian sugarcane market. We expect to make additional cost reductions before the realignment plan is substantially completed, which may include, among other things, additional workforce reductions in Brazil and the United States and the suspension of our sorghum seed research and development activities in Brazil. We expect these additional actions to save up to approximately $2.0 to $3.0 million in fiscal 2016. Upon completion of all actions described above, the realignment plan is expected to deliver cash savings of up to approximately $6.0 to $8.0 million in fiscal year 2016. There can be no assurance that we will achieve the cost savings we expect in fiscal 2016 after fully implementing the realignment plan.

In addition to the realignment in Brazil, we continue to evaluate options available for additional funding, including public or private debt or equity financings, collaborations, licensing arrangements, government programs, and the sale of intellectual property, technology or other assets. There can be no assurance that we will be successful on obtaining additional funding on terms acceptable to us or at all.

Blade Forage Sorghum Seed and Traits

In 2015, we expanded our sorghum offerings to include hybrids for use as livestock feed and forage. We are leveraging our core capabilities in plant transformation and biotech traits and combining them with proprietary forage sorghum hybrids and breeding lines. Our goal is to expand forage sorghum into a major feed crop with higher yield and nutritional quality. In addition to our direct sales efforts, we entered into several distribution agreements with well-established distributors of crop inputs and services in North America. For the 2015 growing season in North America, which begins in the spring and summer months, we have sold enough seed of our forage sorghum to plant more than 3,000 acres compared to approximately 600 the previous season due to an increase in the number of customers evaluating the company’s products for potentially larger-scale use. Drought and water supply concerns in certain regions of the U.S. positively influenced customer planting decisions of our forage sorghum hybrids.

Our current hybrids, which are traditionally bred and do not yet contain biotech traits, have performed well in numerous commercial and multi-hybrid field trials in the United States and have demonstrated a number of favorable attributes for forage feed, such as high yields and lower water requirements, as well as competitive production costs relative to corn and certain hay crops. For example, in two university-led evaluations, which included products from well-known seed companies, we achieved the highest milk production yield per acre, which is a key metric for dairy operations. For the 2015 growing season in North America, we plan to evaluate more than a dozen new hybrids that offer performance advantages such as higher yields and improved nutrition. We have also advanced our biotech traits in sorghum for additional field evaluations in the United States. In a 2014, in a U.S. field evaluation, one of our leading biotech traits provided a greater than 20% biomass yield advantage in a commercial-type sorghum. In 2014, we received confirmation from the U.S. Department of Agriculture (USDA) that our high biomass trait was not considered a regulated article under 7CFR §340 of the USDA’s mandate to regulate genetically engineered traits. This determination is likely to make it more cost-effective and timely for us to develop this trait in sorghum, and as a result, we believe we have a clear and near-term path forward to the commercialization of this trait. Performance results for both its traditionally developed hybrids and biotech traits are expected by the end of the calendar year. Results from small scale evaluations and research settings are not a guarantee of future commercial performance, and further evaluations will be necessary to confirm results.

Biotech Traits for Sugarcane and Other Crops

Our biotechnology traits include traits that increase yields and provide greater yield stability and resilience to drought and other stress conditions. Biotechnology, also known as genetic engineering, allows us to precisely add traits not readily achievable through conventional breeding methods. In most cases, the same trait can be added to multiple crops with similar effect. Our strategy is to focus on genes that have shown large, step increases in performance, and whose benefits are largely maintained across multiple species. Trait performance is evaluated in target crops, such as corn, rice and sugarcane, through multi-year field tests in various locations. To date, our field evaluations have largely confirmed earlier results obtained in greenhouse and laboratory settings.

We believe that a number of our biotech traits could provide significant benefits to sugarcane production, such as biomass yields and greater resilience to drought and other stress conditions. Biotech solutions are particularly attractive in sugarcane because improvements through plant breeding have been cumbersome and slow compared to other crops. In research-scale field evaluations completed in March 2015, our biotech traits demonstrated significant advantages in enhancing and protecting yields in commercial sugarcane varieties under tropical conditions in Latin America. Our yield traits accelerated maturation and ripening while demonstrating significant increases in overall biomass yields over controls. In addition, plants with one of our drought tolerance traits maintained biomass yields under low water conditions, and in certain cases, maintained yields with as little as half the water normally required during production. Plantings for the next stage of field trials were completed in June 2015 ahead of our original schedule. At this current pace, commercial sugarcane cultivars with our traits could be ready for commercial scale-up, in select markets, as early as 2018.

In addition, in December 2014, we completed a second year of field evaluations of our multi-gene biotech traits in corn. These multi-gene combinations demonstrated a significant yield advantage over controls in many of our research-scale field evaluations. Field evaluations represent a critical stage in the development of biotech crop traits, as they provide greater insight into how traits may perform in an agricultural setting. We have since advanced our best multi-gene combinations for additional testing of corn in China. We have expanded the scope of our trials, including evaluations of our traits in a more diverse set of corn breeding lines. The trials will be independently designed and managed by our collaborators in China. Favorable results from small-scale evaluations and research settings are not a guarantee of future commercial performance, and further evaluations will be necessary to confirm results.

We believe that our results represent an important step forward in crop biotechnology. We have optimized the expression of our genes in a more precise and sophisticated manner than is usually the case. In addition, we believe that combining genes together, to either create a stronger trait or combine complementary traits, provides the best approach to generate high impact advantages, such as increased grain yield or drought tolerance. We have also developed a new high-throughput, low-cost approach called iCODE, to empirically evaluate large numbers of promising genes and related control components and to select the best combinations for deployment in a crop. We believe that iCODE may have application in multiple row crops, including canola, corn, cotton, rice, sorghum, soybean and wheat. In 2014, we filed an application for a patent covering our iCODE technology.

In our fiscal third quarter, we entered into a multi-year collaboration with a leading agricultural producer to develop biotech traits for our collaborator’s crop in certain geographies. We expect the development and commercialization program will be fully funded by our collaboration partner, with payments to us expected to exceed $1 million by mid-2016. Under the agreement, we entitled to royalties for new cultivars commercialized under the collaboration. We are also exploring discussions with other agricultural companies to develop and commercialize our biotech traits in crops, such as alfalfa, corn and sugarcane, for certain geographies.

Persephone Bioinformatics Software

We have developed proprietary bioinformatics software, known as Persephone, to deal with the massive amounts of data generated in plant genomics. Persephone has been licensed to major plant science companies and is being evaluated by new potential customers in plant genomics as well as in biomedical research and diagnostics, where genomic and genetic data is analyzed and viewed in a similar manner to plants.

Persephone is a proprietary bioinformatics platform that enables the storage and access to large, complex datasets as well as optimized data visualizations to view genetic data from public sources and proprietary databases. Our early need for the ability to manage large amounts of plant genomic data led to the effort to develop a scalable informatics platform, and as a result, we believe that Persephone today is significantly more advanced than comparable products, including many in the human healthcare space. The software includes a number of proprietary data management optimizations to quickly access and visualize very large datasets. This speed enables more dynamic visualizations, intuitive discovery and greater insights into genetic information. We believe that our direct experience using Persephone internally and our ability to continually develop and launch new versions with additional features and functions will enable us to further establish our market position in the plant sciences and expand into new markets, such as biomedical research and diagnostics.

In May 2015, we licensed Persephone to global seed potato developer, HZPC Holland BV. HZPC is the third multi-national life sciences company to adopt Persephone as its primary genome browser, following Bayer CropScience and Syngenta Biotechnology. In January 2015, we launched a cloud-based Software-as-a-Service, or SaaS, for Persephone. The cloud-based service has simplified the demonstration process for larger institutions interested in custom installations, while providing individual researchers the opportunity to use the software.

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

With industrial processing of sorghum feedstock generally well established in Brazil, we believe that field performance – primarily yields of sugars that can be fermented to ethanol — will largely determine the scale and pace at which our current and future sweet sorghum products will be adopted. Based on industry feedback, we believe that minimum average yields in the range of 2,500 to 3,000 liters of ethanol per hectare will be necessary to achieve broad adoption. For our high-biomass types, based on industry feedback, we believe that minimum average yields per hectare in the range of 25 to 30 metric tons of biomass, measured at 50% moisture content, will be necessary to achieve broad adoption. While we achieved yields in this range in both the 2013-2014 and 2014-2015 growing seasons in Brazil with multiple pre-commercial hybrids in multiple regions, we believe that additional growing seasons will be required to fully demonstrate this yield performance across numerous geographies and for our products to gain broad adoption. Given the economic climate in Brazil, and the time horizon needed to bring our top performing hybrids to market, we are exploring discussions with local partners and collaborators to support the continued development and commercialization of our technology in Brazil.

For the 2014-2015 sorghum growing season in Brazil, our products were planted with more than 50 customers, which included, among others, ethanol mills and multi-mill conglomerates that we estimate are collectively responsible for more than 30% of the sugarcane crushed in Brazil. Total plantings of our sorghum products in Brazil covered more than 4,000 hectares, compared to approximately 1,000 hectares planted the previous season. The increase in planted area was due primarily to increased demand for high biomass sorghum for power generation. Plantings also included small, multi-hybrid evaluations designed to determine yield potential, identify the best performing hybrids for specific regions and demonstrate various crop management practices. Overall plantings were lower than our original forecast of 5,000 hectares due to weather-related delays at the beginning of the season, which provided less time to plant, and our subsequent decision not to plant outside our recommended timeframe. We also advised certain customers against planting our products on inadequately prepared or unsuitable fields. For the 2014-2015 growing season in Brazil we demonstrated continued progress in our product development pipeline over the previous season, including the highest ethanol yields achieved to date at industrial scale by one of our sweet sorghum products. A number of our pre-commercial high biomass sorghum and sweet sorghum hybrids also met or exceeded field performance targets in multiple regions. Commercial yields from our high-biomass sorghum were below our targets due, in part, to delays during planting and less than optimal harvest practices. For our sweet sorghum, calculated yields of ethanol from 45 customer evaluation sites ranged from approximately 750 to 3,900 liters per hectare, according to company calculations. Approximately 20 evaluation sites achieved a minimum of 2,500 liters with one or more hybrids. In addition, several of our high biomass sorghum hybrids achieved average yields that exceeded 35 metric tons per hectare, as measured at 50% moisture content. Based on anecdotal customer reports, we believe our portfolio of sorghum hybrids has largely outyielded competing products this season at multiple locations where side-by-side comparisons were available.

To meet immediate demand for biomass for power generation and to facilitate the development of a supply chain for sorghum biomass, we provided agronomy and crop management services for certain customers this season under our sales incentive and promotional programs, which included offtake agreements for sorghum biomass produced under our direction or management. The majority of high biomass sorghum hectares this season were planted under these sales incentive and promotional programs. Due to higher than anticipated costs for planting and crop management during the growing season and lower than expected yields per hectare, the costs of sales for crop management and agronomy support services provided under the programs exceeded the associated revenue generated by biomass sales.

PAISS Agricola

In July 2014, our Brazilian subsidiary was selected for a competitive grant and a multi-year credit facility to fund a product development project for sorghum and sugarcane for up to approximately 85 million reais, or 27.1 million U.S. dollars, under the government’s PAISS Agricola program. The project consists of a non-repayable grant of up to approximately 10 million reais, or 3.2 million U.S. dollars, and a government-subsidized credit facility for up to approximately 67.5 million reais, or 21.5 million U.S. dollars. The company is expected to fund up to approximately 7.5 million reais, or 2.4 million U.S. dollars, of the project. (Based on the Exchange Rate of the Central Bank of Brazil, on July 2, 2015, one real was equivalent to 0.32 U.S. dollars.) We have received approval for the grant and approval in principle for the credit facility. We are currently evaluating whether we will draw the first tranche of the non-repayable grant and the terms and requirements of the credit facility in light of the restructuring of our Brazilian operations announced on June 19, 2015. Our decision to utilize the credit facility will be dependent upon entering into a collaboration, partnership or licensing arrangement whereby operational and development costs are shared by the parties. The credit facility also is subject to customary documentation and credit approval, and financial guarantees, which would need to be provided by a third party.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three months ended		Nine months ended
	May 31,		May 31,
	2015	2014	2015	2014

Revenues:
Product sales	$201	$163	$300	$229
Collaborative research and government grants	924	643	1,568	1,835
Total revenues	1,125	806	1,868	2,064
Cost and operating expenses:
Cost of product sales	860	575	3,436	2,440
Research and development	2,516	3,595	7,469	11,579
Selling, general and administrative	3,639	3,887	10,949	10,732
Other	-	464	-	464
Total cost and operating expenses	7,015	8,521	21,854	25,215
Loss from operations	(5,890)	(7,715)	(19,986)	(23,151)
Interest expense	(20)	(25)	(32)	(44)
Interest income	8	13	37	39
Loss before income taxes	(5,902)	(7,727)	(19,981)	(23,156)
Income tax expense	-	-	(1)	(1)
Net loss	$(5,902)	$(7,727)	$(19,982)	$(23,157)

Comparison of the Three Months Ended May 31, 2015 and 2014

Revenues

	Three Months Ended
	May 31,
	2015	2014	Change
	(In thousands)
Product sales	$201	$163	$38
Collaborative research and government grants	924	643	281
Total revenue	$1,125	$806	$319

Our total revenues increased by $0.3 million to $1.1 million for the three months ended May 31, 2015 compared to the corresponding period in the prior year. Revenue from collaborative research and government grants increased by $0.3 million primarily due to the recognition of revenue following the completion of work under our various collaboration agreements. Product sales were relatively unchanged for the comparative quarters.

Cost and Operating Expenses

	Three Months Ended
	May 31,
	2015	2014	Change
	(In thousands)
Cost of product sales	$860	$575	$285
Research and development	2,516	3,595	(1,079)
Selling, general and administrative	3,639	3,887	(248)
Other	-	464	(464)
Total cost and operating expenses	$7,015	$8,521	$(1,506)

Cost of Product Sales

Our cost of product sales increased by $0.3 million to $0.9 million for the three months ended May 31, 2015 compared to the corresponding period in the prior year. Cost of product sales in Brazil increased by $0.2 million primarily due to increased expenses related to biomass produced under our sales incentive and promotional programs for the 2014-2015 growing season. In the U.S., expenses increased by $0.1 million primarily due to increased seed production costs for our U.S. sorghum business.

Research and Development Expenses

Our research and development expenses decreased by $1.1 million to $2.5 million for the three months ended May 31, 2015 compared to the corresponding period in the prior year. In the U.S., research and development expenses decreased by $1.0 million primarily due to reduced personnel and related expenses. In Brazil, research and development expenses decreased by $0.1 million primarily from a reduction in the total number of research field trial locations established for the 2014-2015 sorghum growing season.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $0.2 million to $3.6 million for the three months ended May 31, 2015 compared to the corresponding period in the prior year. In Brazil expenses decreased by $0.1 million primarily due to reduced personnel and related expenses In the U.S., expenses decreased by $0.1 million primarily due to reduced personal and related expenses of $0.3 million. The decrease of expenses was partially offset by increased legal and professional fees of $0.2 million.

Other

During the quarter ended May 31, 2014, we recorded a $0.5 million charge to Other expenses related to management’s decision to sell our facility and certain equipment in College Station, Texas, which represents the difference between the net carrying amount for these assets and their fair value, less costs to sell.

Interest Expense and Interest Income

	Three Months Ended
	May 31,
	2015	2014	Change
	(In thousands)
Interest expense	$(20)	$(25)	$5
Interest income	8	13	(5)
Total	$(12)	$(12)	$0

Interest Expense

Interest expense for the three months ended May 31, 2015 was $20,000 versus $25,000 in the prior year.

Interest Income

Interest income for the three months ended May 31, 2015 was $8,000 versus $13,000 in the prior year.

Comparison of the Nine Months Ended May 31, 2015 and 2014

Revenues

	Nine Months Ended
	May 31,
	2015	2014	Change
	(In thousands)
Product sales	$300	$229	$71
Collaborative research and government grants	1,568	1,835	(267)

Total revenue	$1,868	$2,064	$(196)

Our total revenues decreased by $0.2 million to $1.9 million for the nine months ended May 31, 2015 compared to the corresponding period in the prior year, as a result of a $0.2 million decrease under our various collaborative research and government grants primarily due to the timing of completion of work scheduled under our grant programs. Product sales were relatively unchanged for the comparative period.

Cost and Operating Expenses

	Nine Months Ended
	May 31,
	2015	2014	Change
	(In thousands)
Cost of product sales	$3,436	$2,440	$996
Research and development	7,469	11,579	(4,110)
Selling, general and administrative	10,949	10,732	217
Other	-	464	(464)
Total cost and operating expenses	$21,854	$25,215	$(3,361)

Cost of Product Sales

Our cost of product sales increased by $1.0 million to $3.4 million for the nine months ended May 31, 2015 compared to the corresponding period in the prior year. The increase was primarily due to $1.6 million for crop management costs associated with biomass being produced under our sales incentive and promotional programs for the 2014-2015 growing season in Brazil. This increase was partially offset by reduced seed production costs of $0.2 million in Brazil. In the U.S., expenses decreased by $0.4 million primarily due to reduced personnel and related expenses.

Research and Development Expenses

Our research and development expenses decreased by $4.1 million to $7.5 million for the nine months ended May 31, 2015 compared to the corresponding period in the prior year. In the U.S., research and development expenses decreased by $3.1 million primarily due to reduced personnel and related expenses of $2.8 million and reduced external research and development expenses of $0.3 million. The decrease was primarily driven by cost reductions under our October 2013 restructuring plan, which included the closure and sale of our breeding station in College Station, Texas. In Brazil, research and development expenses decreased by $1.0 million primarily from a reduction in the total number of research field trial locations established for the 2014-2015 sorghum growing season.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $0.2 million to $10.9 million for the nine months ended May 31, 2015 compared to the corresponding period in the prior year. The increase was primarily due to increased personnel and related expenses of $0.4 million in Brazil. In the U.S., expenses decreased by $0.2 million primarily due to decreased personal and related expenses of $0.9 million, which was offset by a $0.7 million increase in legal and professional fees.

Other

During the quarter ended May 31, 2014, we recorded a $0.5 million charge to Other expenses related to management’s decision to sell our facility and certain equipment in College Station, Texas, which represents the difference between the net carrying amount for these assets and their fair value, less costs to sell.

Interest Expense and Interest Income

	Nine Months Ended
	May 31,
	2015	2014	Change
	(In thousands)
Interest expense	$(32)	$(44)	$12
Interest income	37	39	(2)
Total	$5	$(5)	$10

Interest Expense

Interest expense for the nine months ended May 31, 2015 was $32,000 versus $44,000 in the prior year.

Interest Income

Interest income for the nine months ended May 31, 2015 was $37,000 versus $39,000 in the prior year.

Liquidity and Capital Resources

Since our inception we have incurred significant net losses, and as of May 31, 2015, we had an accumulated deficit of $323.9 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that we will achieve profitable operations, or if achieved, that we can sustain them on a continued basis.

On June 19, 2015, we announced the continued realignment of our business to focus on food and forage opportunities and biotechnology traits for sugarcane and other crops. As part of the realignment, we are restructuring our Brazilian seed operations and exploring discussions with local partners and collaborators to support the continued development and commercialization of our technology in Brazil. The restructuring of our Brazilian seed operations which is expected to be substantially completed by October 31, 2015, includes, among other actions, a workforce reduction that will impact 14 positions in Brazil primarily related to administration, operations and manufacturing as well as 2 support positions in the United States. We estimate that we will incur total charges of approximately $0.6 million over the next five months with respect to these workforce reductions in Brazil and the U.S., including $0.1 million in continuation of salary and benefits of certain employees until their work is completed and their positions are eliminated, and $0.5 million of one-time severance and other costs, all of which will be cash expenditures. We expect to save up to approximately $4.0 to $5.0 million in cash in fiscal 2016 as a result of restructuring its Brazil operations as described above.

We expect to make additional cost reductions before the realignment plan is substantially completed, which may include, among other earnings, additional workforce reductions in Brazil and the United States and the suspension of our sorghum seed research and development activities in Brazil. We expect these additional actions to save up to approximately $2.0 to $3.0 million in fiscal 2016. Upon completion of all actions described above, the realignment plan is expected to deliver cash savings of up to approximately $6.0 to $8.0 million in fiscal year 2016. There can be no assurance that we will achieve the cost savings in fiscal 2016 after fully implementing the realignment plan.

As of May 31, 2015, we plan to finance our operations for the next four to six months with cash and marketable securities on hand, and with cash inflows from collaboration and grant funding and from product sales. We intend to seek additional funds through public or private debt or equity financings, collaborations, licensing arrangements, government programs and the sale of intellectual property, technology or other assets. We cannot provide any assurances that additional sources of funding will be available on terms acceptable to us or at all, or that we will be successful in entering into collaborations or license agreements, receiving funds under government grants or selling intellectual property, technology or other assets. If we are unable to raise additional funds, we will not have adequate liquidity to fund our operations and we will be forced to significantly curtail or cease our operations.

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

Cash Flows

	For the nine months ended
	May 31,
	2015	2014
	(In thousands)
Net cash (used in) provided by
Operating activities	$(18,526)	$(17,889)
Investing activities	$20,472	$(5,823)
Finance activities	$(40)	$20,628

Net cash outflows of $18.5 million from operating activities during the nine months ended May 31, 2015 primarily resulted from our net loss of $20.0 million, which included non-cash items of $1.8 million in stock based compensation expense and $0.5 million in depreciation expense.

Net cash outflows of $17.9 million from operating activities during the nine months ended May 31, 2014 primarily resulted from our net loss of $23.1 million, which included non-cash items of $1.2 million in depreciation expense, $0.5 million related to the loss recorded on assets held for sale and $2.8 million in stock based compensation expense.

Net cash provided by investing activities of $20.5 million during the nine months ended May 31, 2015 was due to net marketable securities activity of $20.8 million, which was partially offset by $0.3 million used to purchase property and equipment.

Net cash used in investing activities of $5.8 million during the nine months ended May 31, 2014 was due to net marketable securities activity of $5.3 million, and $0.6 million used to purchase property and equipment, which was partially offset by $0.1 million from proceeds received for the sale of property and equipment.

Net cash used by financing activities of $40,000 during the nine months ended May 31, 2015 was due to repayments on capital leases.

Net cash inflows of $20.6 million from finance activities during the nine months ended May 31, 2014 was due to $20.8 million net proceeds from the issuance of common stock in connection with our follow-on equity offering, which was partially offset by payments on capital leases.

Off-Balance Sheet Arrangements

As of May 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Seasonality

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the year ended August 31, 2014 and for the nine months ended May 31, 2015 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in Brazil will currently be higher in our third and fourth fiscal quarters, due to the timing of harvest and delivery for our biomass. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended May 31, 2015 and 2014, respectively. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition in future periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are also exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States and Brazil.

Interest Rate Risk

As of May 31, 2015 and August 31, 2014, our exposure to risk for changes in interest rates primarily related to our cash equivalents and marketable securities. We have investments in money market funds, commercial paper and corporate bonds, which all have relatively short term maturities. Accordingly, our interest income fluctuates with short term market conditions. All marketable securities are classified as available for sale and are expected to be liquid. Due to the relatively short-term nature of our investments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain cash and cash equivalents at one or more financial institutions that are significantly in excess of federally insured limits. We cannot assure you that we will not experience losses on these deposits.

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

Through May 31, 2015, the fluctuations in the Brazil Real for our operations in Brazil did not have an adverse impact on our results of operations as the U.S. dollar has been strengthening against the Brazil Real. As our international operations grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in the foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the Brazil Real, our foreign-currency based expenses increase when translated into U.S. dollars. To date, we have not hedged the risks associated with foreign currency exchange exposure. As the risks associated with fluctuations in the Brazil Real become greater, we will continue to reassess our approach to managing this risk.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2015.

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

(c) Changes in Internal Control

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will require additional financing and may not be able to obtain such financing on favorable terms, if at all, which would force us to significantly curtail our operations.

We will continue to need capital to fund our research and development projects, to commercialize our products and to provide working capital to fund other aspects of our business. As of May 31, 2015, we believe that our existing cash and cash equivalents and marketable securities will provide adequate resources to fund our operations, including research and development expenses, planned capital expenditures and working capital requirements for the next four to six months. In order to fund our operations beyond that time, we will need to raise additional funds. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we are able to raise additional debt financing, we may be subject to restrictive covenants that limit our operating flexibility. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures will be significantly limited. If this happens, we may be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights grant licenses to our technology and sell assets on terms that are not favorable to us or delay or terminate research and development programs or the commercialization of products or significantly curtail or cease our operations.

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
Paul Kuc
Chief Financial Officer
(Principal Financial Officer)

Date: July 10, 2015

EXHIBIT INDEX

Number	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ceres, Inc. filed with the Secretary of State of the State of Delaware on April 8, 2015 and effective as of April 8, 2015. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2015).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

[1] 32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Ceres, Inc. for the quarterly period ended May 31, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

[1]	This certification is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

