Form 10-K
period 2015-08-31
Ceres, Inc.
filed 2015-11-23
CIK 767884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 28, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $11,527,325 (based on the last reported trading price of the Common Stock of $ 2.73 per share on that date, as reported on the Nasdaq Capital Market).

As of November 10, 2015, there were 8,830,700 shares of Common Stock outstanding.

i

FORWARD-LOOKING STATEMENTS

Certain statements that we make from time to time, including statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our efforts to develop and commercialize our products, anticipated yields and product performance, our short-term and long-term business strategies, market and industry expectations and future results of operations and financial position, including anticipated cost savings and projected cash expenditures from our restructuring plan and liquidity, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “potential”, “continue” or other similar words.

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

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results, performance or achievements may be materially different from what we expect.

Unless otherwise indicated in this Annual Report on Form 10-K, “Ceres”, “our company”, “the Company”, “we”, “us” and “our” refer to Ceres, Inc. and our subsidiaries, Ceres Sementes do Brasil Ltda., Ceres Agrotechnologies Intl LLC and CS Semillas de México, S. de L. de C.V.

Our logos, “Ceres®”, “Blade®”, “Skyscraper®”, “Persephone™ ” and “iCODE™ ” and other trademarks or service marks of Ceres, Inc. appearing in this Annual Report on Form 10-K are the property of Ceres, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply relationships with, or endorsement or sponsorship of us by, these other companies.

Based on the Exchange Rate of the Central Bank of Brazil, on November 10, 2015, one Real was equivalent to 0.26 U.S. dollars.

ii

PART I

Item 1.  Business

Our Company

We are an agricultural biotechnology company that develops and markets seeds and traits to produce crops for feed, forages, sugar and other markets. We use a combination of advanced plant breeding, biotechnology and bioinformatics to develop seed products and biotechnology traits to address many of the current limitations and future challenges facing agriculture. These technology platforms, which can increase crop productivity, improve quality, reduce crop inputs and improve cultivation on marginal land, have broad application across multiple end markets, including food, feed, fiber and fuel.

Increased global prosperity is driving increasing agricultural demand. As human societies become wealthier, they typically increase meat and dairy consumption. As a result, demand for forage, feed and hay crops to feed meat and dairy cattle is expected to continue to increase. We believe that growers of forage crops, including vertically integrated businesses such as dairies, will need to seek improved sources of forage as well as utilize more marginal quality cropland, or cropland with limited water availability, to meet their feedstock requirements. To maximize milk and meat production, dairies and livestock producers frequently supplement rations of grasses with other crops and nutritional sources. We believe that a single crop plant with improved forage quality can be a significant supplement to existing livestock feed rations. Using our technology platforms, we are developing forage and feed crops with a better balance of yield, energy and nutrition. In forage sorghum, we are taking advantage of the natural drought tolerance and lower fertilizer requirements of sorghum and combining it with biotech traits for enhanced biomass yield and quality. By utilizing our high biomass or quality traits, such as our high carbohydrate trait, we believe sorghum could potentially surpass silage corn in milk yield per acre, which is a key crop performance metric for dairies. We also believe there is an opportunity to utilize these traits in other forage crops, such as alfalfa and silage corn. Many of these traits have already been developed as part of our historical activities in bioenergy.

Our current commercial seed products have demonstrated a number of favorable attributes for forage feed, including high yields and lower water requirements, as well as competitive production costs relative to corn and certain hay crops. In addition our product development pipeline contains numerous traits and seed products that have demonstrated further yield improvements as well as enhanced energy content and nutrition. Following commercial field evaluations in 2014, we launched our U.S. forage sorghum business in 2015 and initiated multiple distribution arrangements with well-established providers of crop inputs and services, including Helena Chemical Company, Wilbur-Ellis and 3rd Millennium Genetics. Distributors provide us with local market information, agronomy support and access to their customer base.

In addition to our forage sorghum opportunity, in certain crops, including corn, rice and sugar beet, we have out-licensed a portion of our traits and gene technology to existing market participants and continue to pursue opportunities to out-license these technologies, among other go-to-market strategies. We believe that the strength of our technology has been validated by our receipt of multiple competitive grants as well as collaborations with leading companies. We also have significant intellectual property rights to our technology platforms, traits and seed products.

Forage Sorghum Seed and Traits

In 2015, we expanded our sorghum offerings to include hybrids for use as livestock feed and forage. We are leveraging our core capabilities in plant transformation and biotech traits and combining them with proprietary forage sorghum hybrids and breeding lines. Our goal is to expand forage sorghum into a major feed crop with higher yield and nutritional quality. We believe that our opportunity is supported by the following capabilities and advantages:

•  Access to Leading Germplasm via Long-Term Relationship with Texas A&M University.   Since 2007, we have acquired access to valuable sorghum parental lines (germplasm) through our strategic collaboration with Texas A&M University. We believe that this long-term relationship will continue to play a key role in developing new hybrids for the forage market similar to the advantages we received during our historical activities with similar types of sorghum.

• Multiple Distribution Arrangements.  We have entered into several distribution agreements with well-established distributors of crop inputs and services in North America, including Helena Chemical Company, Wilbur-Ellis and 3rd Millennium Genetics. For the 2015 growing season underway in North America, we sold more than 4,000 acres of our Blade forage sorghum seed products for commercial evaluations, compared to approximately 3,000 acres previously estimated in July 2015 and 600 acres planted the previous season. We believe drought and water supply concerns in certain regions of the U.S. positively influenced customer decisions to plant our forage sorghum hybrids. As an outlet for previous generations of products in our portfolio, we also introduced generic seed for certain market segments. Plantings of generic seed are expected to cover several thousand additional acres.

• Favorable Performance Compared to Other Forage Sorghum and Silage Corn.   Our current hybrids, which are traditionally bred and do not yet contain biotech traits, have performed well in numerous commercial and multi-hybrid field trials in the United States and have demonstrated a number of favorable attributes for forage feed, such as high yields and lower water requirements, as well as competitive production costs relative to corn and certain hay crops. For example, in two university-led evaluations, which included products from well-known seed companies, we achieved the highest milk production yield per acre, which is a key metric for dairy operations. For the 2015 growing season in North America, we are evaluating more than a dozen new hybrids that offer performance advantages such as higher yields and improved nutrition.

• Field Validated Biotech Traits and Non-Regulated Status.  We have also advanced our biotech traits in sorghum for additional field evaluations in the United States. In a 2014 U.S. field evaluation, one of our leading biotech traits provided a greater than 20% biomass yield advantage in a commercial-type sorghum. In 2014, we also received confirmation from the USDA that our high biomass trait was not considered a regulated article under 7 CFR §340 of the USDA’s mandate to regulate genetically engineered traits. This determination is likely to make it more cost-effective and timely for us to develop this trait in sorghum, and as a result, we believe we have a clear and near-term path forward to the commercialization of this trait. We are targeting commercial release as early as 2018. By utilizing our high biomass or quality traits, such as our high carbohydrate trait, which has been validated in the greenhouse, we believe sorghum could potentially surpass silage corn in milk yield per acre, which is a key crop performance metric for dairies.

Biotech Traits for Sugarcane and Other Crops

Our biotechnology traits include traits that increase biomass yields and provide greater yield stability and resilience to drought and other stress conditions. Our strategy is to focus on genes that have shown large, step increases in performance, and whose benefits are largely maintained across multiple species. Trait performance is evaluated in target crops, such as corn, rice and sugarcane, through multi-year field tests in various locations. To date, our field evaluations have largely confirmed earlier results obtained in greenhouse and laboratory settings.

We believe that a number of our biotech traits could provide significant benefits to sugarcane production, such as improved biomass yields and greater resilience to drought and other stress conditions. Biotech solutions are particularly attractive in sugarcane because improvements through plant breeding have been cumbersome and slow compared to other crops. According to the United Nations’ Food and Agriculture Organization crop database, FAOSTAT, sugarcane is cultivated on approximately 65 million acres worldwide, including approximately 25 million acres in Brazil, 1 million acres in Colombia and 1 million acres in the U.S., all of which are initial target markets for our traits. In research-scale field evaluations completed in March 2015, our biotech traits demonstrated significant advantages in enhancing and protecting yields in commercial sugarcane varieties under tropical conditions in Latin America. Our yield traits accelerated maturation and ripening while demonstrating significant increases in overall biomass yields over controls. In addition, plants with one of our drought tolerance traits maintained biomass yields under low water conditions, and in certain cases, maintained yields with as little as half the water normally required during production. Plantings for the next stage of field trials were completed in June 2015 ahead of our original schedule. The next stage of research field trials, which should provide more definitive results, is expected to be completed by June 2016. At this current pace, commercial sugarcane cultivars with our traits could be ready for commercial scale-up, in select markets, as early as 2018.

For crops that have been intensely bred, like corn and rice, we have taken a different approach than other crop biotechnology companies in developing traits. First, we have optimized the expression of our genes differently by using gene promoters in a more precise, sophisticated manner. Promoters are the on-off switches for genes that determine where, when and under what conditions a gene is turned on, or expressed. We also believe that combining our transgenes together provides the best approach to generate a high impact advantage, such as increased grain yield or better drought tolerance. We describe these as multi-gene traits to distinguish them from first generation biotech crop traits, which usually consist of a single transgene per trait.

In two years of field evaluations in corn in China, our multi-gene biotech traits demonstrated significant yield advantages over controls in many of our research-scale field evaluations. Field evaluations represent a critical stage in the development of biotech crop traits, as they provide greater insight into how traits may perform in an agricultural setting. We have since advanced our best multi-gene combinations for additional testing of corn in China. We have expanded the scope of our trials, including evaluations of our traits in a more diverse set of corn breeding lines. Results of these evaluations are expected by January 2016. Favorable results from small-scale evaluations and research settings are not a guarantee of future commercial performance, and further evaluations will be necessary to confirm results. While we believe multi-gene combinations provide a more optimal solution, not all combinations work. Just as important, the promoters, which determine where and when a gene is expressed, are a critical to optimizing performance. However, testing the thousands of possible combinations for multiple genes and promoters can easily overwhelm even the most robust trait development pipelines.

To help overcome this challenge, we have also developed a new high-throughput, low-cost approach called iCODE, to rapidly create, evaluate and select optimal combinations of genes and their control components for next-generation biotechnology traits in crops. We believe that iCODE may have application in multiple row crops, including canola, corn, cotton, rice, sorghum, soybean and wheat. Due to the efficiency of the system, we believe that it can enable new kinds of discoveries and allow even smaller research programs to compete effectively against larger companies. In August 2015, we were awarded a U.S. patent covering our iCODE technology.

In the third quarter of fiscal year 2015, we entered into a multi-year collaboration with a leading agricultural producer to develop biotech traits for our collaborator’s crop in a defined geography. We expect the development and commercialization program will be fully funded by our collaboration partner, with payments to us expected to exceed $1.0 million by mid-2016. Under the agreement, we will also receive royalties for new cultivars commercialized under the collaboration. We are also exploring discussions with other agricultural companies to develop and commercialize our biotech traits in crops, such as corn and sugarcane, for certain geographies. In October 2015, we entered into a multi-year collaboration with Forage Genetics International (FGI) to develop and commercialize improved alfalfa. We expect that FGI will begin evaluating alfalfa varieties with our traits by next year. Results from these trials will determine commercialization timelines.

Persephone Bioinformatics Software

We have developed proprietary bioinformatics software, known as Persephone, to deal with the massive amounts of data generated in plant genomics. In September 2015, we licensed Persephone to global seed developer, KWS SAAT SE. Bayer CropScience, Syngenta Biotechnology and HZPC Holland BV, all multi-national life sciences companies, have also licensed Persephone as their primary genome browser. The technology is also being evaluated by other companies and institutions in plant genomics.

Persephone is a proprietary bioinformatics technology that enables storage and access to large, complex datasets as well as optimized data visualizations to view genetic data from public sources and proprietary databases. Our early need for the ability to manage large amounts of plant genomic data led to the effort to develop a scalable informatics platform, which resulted in our Persephone software. We believe that Persephone today is significantly more advanced than comparable products, including many in the human healthcare space. The Persephone software includes a number of proprietary data management optimizations to quickly access and visualize very large datasets. This speed enables more dynamic visualizations, intuitive discovery and greater insights into genetic information. We believe that our direct experience using Persephone internally and our ability to continually develop and launch new versions with additional features and functions will enable us to further establish our market position in the plant sciences and expand into new markets, such as biomedical research and diagnostics.

Realignment Plan

On June 19, 2015, we announced the continued realignment of our business away from bioenergy to focus on food and forage opportunities and biotechnology traits for sugarcane and other crops. As part of the realignment, we undertook a restructuring of our Brazilian seed operations. The restructuring of our Brazilian seed operations, includes, among other actions, a workforce reduction that initially impacted 14 positions in Brazil primarily related to administration, operations and manufacturing as well as 2 support positions in the United States. We estimated that we would incur charges of approximately $0.6 million over the five-month period ending in October 2015 with respect to the initial workforce reductions in Brazil and the U.S., including $0.1 million in continuation of salary and benefits of certain employees until their work is completed and their positions are eliminated, and $0.5 million of one-time severance and other costs, all of which will be cash expenditures.

As of August 19, 2015, we had initiated a further workforce reduction that impacted an additional 19 positions in Brazil. We estimated that we would incur additional charges of approximately $0.8 million over the four-month period ending on December 31, 2015 with respect to the additional workforce reductions in Brazil, including $0.1 million in continuation of salary and benefits of certain employees until their work is completed and their positions are eliminated, and $0.7 million of one-time severance and other costs, all of which will be cash expenditures. We expect to save up to approximately $8.0 to $10.0 million in cash in fiscal 2016 as a result of restructuring our operations as described above, which is higher than we originally estimated. The restructuring of our Brazilian seed operations is expected to be substantially completed by February 1, 2016. After full implementation of the restructuring plan, our Brazilian operations will be focused on sugarcane trait development activities for the Brazilian sugarcane market.

We believe that these changes represent an important step in the transformation of our business as we refocus on our strengths in agricultural technology and redirect our existing seed products and trait pipelines toward food and feed markets being fueled by global prosperity growth.

Our Markets

Across the world, growers are facing increasing demand for food, feed, fiber and fuel. This increasing demand is being primarily driven by an expanding middle class in certain regions. As global demand for agricultural outputs rises, a concurrent trend toward urbanization is causing a large reduction in the amount of arable land per capita available. The FAOSTAT data shows that the ratio of arable land to population steadily declined by over 50% from 1962 to 2012. Faced with increasing demand and limited supply in addition to stresses from climate variability and competition for water resources, growers are seeking to improve crop productivity through a number of technologies.

Livestock Feed and Forage

Globally, the market for forage feed was valued at approximately $85 billion in 2013, according to a 2014 report from Transparency Market Research. Due to increased global consumption of meat and dairy products, demand for forage feed and hay is expected to continue to increase. In the U.S., forage crops collectively represent the third largest crop by acreage. According to the USDA’s Economic Research Service there were approximately 57 million acres of hay harvested for livestock feed and forage in 2014. While exact production estimates worldwide are difficult to obtain, based on public reports, we estimate that approximately 119 million acres of alfalfa, silage corn and forage sorghum are planted globally each year. The market that we believe can be targeted by our improved forage sorghum hybrids and traits consists of approximately 2 million acres of forage sorghum and approximately 7 million acres of silage corn in the U.S. as well as approximately 40 million acres of silage corn produced internationally. We believe that growers of forage crops, including vertically integrated businesses such as dairies, will need to seek improved sources of forage as well as utilize more marginal quality cropland, or cropland with limited water availability, to meet their feedstock requirements. To maximize milk and meat production, dairies and livestock producers frequently supplement rations of grasses with other crops and nutritional sources. We believe that a single crop plant with improved forage quality can provide a preferable solution.

Sugar

According to FAOSTAT, sugarcane is cultivated on approximately 65 million acres worldwide, including approximately 25 million acres in Brazil, 1 million acres in Colombia and 1 million acres in the U.S., all of which are initial target markets for our traits. Based on favorable greenhouse and initial field results, we believe that a number of our biotech traits could provide significant benefits to sugarcane production, such as higher juice and sugar yields, accelerated growth and greater resilience to drought and other stress conditions. Biotech solutions are particularly attractive in sugarcane since improvements through plant breeding have been cumbersome and slow compared to other crops.

Row Crops

Approximately 448 million acres of biotechnology crops were planted globally in 2014, according to a January 2015 report published by the International Service for the Acquisition of Agri-Biotech Applications. The global market value of biotechnology crop seeds was approximately $15.7 billion, according to the same report. In the United States, we estimate, based on the price differential between conventional seed varieties and similar varieties with a trait, that retail premiums for traits and stacked trait combinations in food, feed and fiber crops range from approximately $10 to $50 per acre, depending on crop and geography. We estimate that the value created by traits is typically shared between seed companies and growers at a ratio ranging from approximately 30/70 to 60/40, respectively. As people in many countries become more affluent, they tend to consume more of their dietary protein in the form of meat and dairy products, driving the demand for animal feed grains and forage higher. Therefore, greater production of food, feed, and fiber will require higher crop productivity levels among all crops over time. In order to continue the productivity gains made in many crops over the past 75 years, and to do so in a more sustainable manner, we believe that advanced breeding methods, and biotech traits, in particular, will be required to produce higher performance crops that make more productive use of cultivated land, as well as to develop more robust, stress-tolerant crops that can grow under more difficult conditions and on marginal land. Our belief is consistent with historical yield improvements achieved via plant breeding and the adoption of agricultural biotechnology.

Genomics and Bioinformatics Technologies

The genomics and bioinformatics markets are growing rapidly. According to a May 2014 industry report from Allied Market Research, the bioinformatics market alone is forecast to grow from $3.4 billion in 2013 to $12.8 billion by 2020. Based on a 2014 report by the National Science Board, we estimate that the current market for Persephone consists of approximately 100,000 life science researchers who routinely access and utilize genetic and genomic information for research purposes and discovery. We believe that Persephone has immediate application in multiple scientific and medical fields that utilize genetic information, with a natural extension into clinical and diagnostic settings and additional potential end users in professional and consumer markets. Bioinformatics involves the development and storage methods that help in the organizing, analyzing, and retrieving of biological information. Today, a genome can be sequenced in a few hours for several thousand dollars — a task that took 13 years and $2.7 billion to accomplish during the Human Genome Project. Gathering genetic data is no longer a bottleneck for scientific researchers; however, a major hurdle remains in the efficient organization, analysis, and interpretation of the data. We expect that the low cost and widespread application of DNA sequencing and genetic testing in both plant and medical research will require improved tools, like our Persephone bioinformatics platform, to visualize, explore and mine genetic data. Based on internal performance metrics, and those reported by our current collaborators, we believe that our Persephone software offers a number of competitive performance advantages and has applications across a number of life science technology platforms that utilize genomics data.

Competitive Strengths

We believe that we possess a number of competitive strengths that position us to become a leading provider of seeds, traits and bioinformatics technologies, including:

Current Commercial Products with Multiple Advanced Products in Pipeline

Our current commercial products and product pipeline contain numerous traits and seed products with potential across multiple crops including sorghum, sugarcane and corn, among others. Moreover, we are focused on crops and traits outside the primary market areas of major international agrochemical and agricultural biotechnology corporations.

Leading Platform with Full Agricultural Biotech Seed Company Capabilities

We are an agricultural biotechnology company that uses biotechnology, advanced plant breeding and genomic technologies to create high value traits and seeds to produce agricultural crops. Our integrated technology platform delivers a combination of valuable genetic assets and competencies in genomics and gene mapping, biotechnology and bioinformatics. Our iCODE technology enables high throughput genetic testing that can speed up the trait development process. In addition to possessing the research and development capabilities necessary to generate new product candidates, we are vertically integrated, which gives us the ability to bring agricultural biotechnology products to market in select crops.

Extensive Intellectual Property Portfolio of High Value Traits and Germplasm

We have an extensive intellectual property portfolio of both field-validated high value traits and germplasm, which includes thousands of specimens and breeding lines, as well as multiple pools of regionally adapted germplasm spanning multiple climates. We have extensive filings around unique combinations of gene promotors and protein coding sequences. Having both germplasm and field-validated trait portfolios allows us to leverage the synergies created to facilitate innovation in a way that is not possible with germplasm or traits alone. In our focus geographies, we believe that we have a significant advantage over new entrants who would need several generations of germplasm development and/or access to biotech traits to achieve performance equivalent to our current product portfolio and pipeline.

Multiple Out-Licensing Opportunities

Our biotech traits and core technology platforms provide multiple opportunities for exclusive or non-exclusive out-licensing, by crop and/or geography and market. Traits developed through biotechnology, also known as genetic engineering, can be added to multiple crops with similar effect in most cases. Our strategy is to focus on genes that have shown large, step increases in performance and whose benefits are largely maintained across multiple species.

Positioned to Capitalize on Growth of Large End Markets

Our biotechnology platform, which has proven to increase biomass productivity, raise quality, reduce crop inputs and improve cultivation on marginal land, has broad application across multiple end markets and crops. Faced with increasing demand and limited supply in addition to stresses from climate variability and competition for water resources, growers are seeking to improve crop productivity through a number of technologies. Agricultural biotechnology has and will continue to represent a significant source of innovation for increasing crop yields through improving performance of seeds.

Validated, Robust Bioinformatics Platform

We have established our Persephone bioinformatics software as a preeminent platform for storing, organizing, accessing and visualizing genetic information, and have displaced incumbent solutions at major life science companies. The software includes a number of proprietary data management optimizations to quickly access and visualize very large datasets. This speed enables more dynamic visualizations, intuitive discovery and greater insights into genetic information. We believe that our direct experience using Persephone internally and our ability to continually develop and launch new versions with additional features and functions will enable us to further establish our market position in the plant sciences and expand into new markets, such as biomedical research and diagnostics.

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

Management Team with Significant Industry Experience

Our management team includes leading scientists and industry experts who have extensive experience in the field of agricultural biotechnology and possess a deep understanding of a variety of agricultural and biotechnology businesses, including the seed industry.

Our Strategy

Our objective is to be a leading provider of seeds and traits to a variety of agricultural markets, including livestock feed and forage, sugar and other markets. In our realigned business, we plan to leverage many of the technology advances we achieved historically for bioenergy markets, including traits for increased biomass and improved digestibility. Key elements of our business strategy include:

•	Expand forage sorghum’s use into a major feed crop with greater yield and nutritional quality, increased value capture and expanded market potential;
•	Make use of the positive regulatory landscape to introduce biotech traits in our branded sorghum seed products, beginning in the U.S.;
•	Pursue additional license and royalty-based collaborations with market leaders in multiple geographies to introduce our biotechnology traits to other forage crops and sugarcane;
•	Continue to realign our business operations in Brazil toward sugarcane trait development and commercialization, and work with well-established local partners; and
•	Increase the number of plant sciences customers utilizing our Persephone platform and expand into the biomedical fields, where genetic information is analyzed and viewed in a similar manner to plant genomics.

Our Technology Platforms

Our integrated technology platforms are a combination of existing genetic assets, specifically germplasm and traits, and competencies in genomics, biotechnology and bioinformatics. Integration of these platforms allows us to improve our existing genetic assets as well as develop and commercialize new products from them. We have also identified to date numerous genes and their relatives from different species that significantly enhance agriculturally relevant traits.

Germplasm

We believe that we have a highly competitive sorghum germplasm collection. Our belief is based on the diversity and nature of the entries we have and how well they have been evaluated, measured and cataloged. Germplasm comprises collections of parental lines and other genetic resources representing the diversity of a crop, the attributes of which are inherited from generation to generation. Germplasm is a key strategic asset since it forms the basis of plant breeding programs and product development. We have acquired access to valuable germplasm through strategic collaborations with leading institutions, including Texas A&M. When we sell varieties developed during such collaborations, or based on the results of such collaborations, we will typically pay our collaborators royalties on net sales of such varieties.

Traits

We are able to further improve the quality of our future product offerings by adding our proprietary traits to our germplasm collections. The majority of our traits are developed through biotechnology, also known as genetic engineering. Biotechnology allows us to precisely add traits not readily achievable through conventional breeding methods. In most cases, the same trait can be added to multiple crops with similar effect. In some instances, a gene introduced through biotechnology may confer more than one beneficial trait, such as salt tolerance and drought tolerance. Our strategy is to focus on genes that have shown large, step increases in performance, and whose benefits are largely maintained across multiple species. We have historically focused on traits that increase biomass yields and biomass quality versus grain yields, which has been the focus of many agricultural biotechnology companies. As a result, we believe that we have a competitive advantage in developing traits for improved forage crops and sugarcane.

We believe we were one of the first companies to implement the practice of developing biotech traits using two test species, rather than just one, which allows us to more successfully select gene-trait combinations that enhance commercial crops. Our current portfolio includes genes that have been shown to substantially increase sugar levels or biomass growth and height per plant as well as genes that have been shown to increase biomass under normal and reduced levels of nitrogen fertilizer. We have genes that allow plants to use water more efficiently and/or recover from water deficits more readily. We also have genes that have been shown to provide tolerance and enhanced recovery to both acute and prolonged salt stress, as well as withstand toxic levels of aluminum in the soil. In addition, we have genes that have demonstrated enhanced conversion of biomass to fermentable sugars and genes that regulate flower development.

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

The commercial development of biotech traits in commercial crops is a multi-year process. Following transformation, when the selected gene is inserted in a target crop, the resulting plants are evaluated in the greenhouse for one to two years, and then in the field to confirm results for two to four years. Following field trials, specific gene-trait combinations are typically selected and, if required, submitted for regulatory approval, or deregulation, which has historically been a multi-year process in the United States and other countries. Assuming these averages, we believe that we could introduce our first regulated biotech trait or traits to the market in 2018 at the earliest.

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

Research and Development Programs

We have developed research and development expertise that we believe will allow us to continue to improve our offerings over time. To develop higher performing seeds and traits, we deploy a variety of research and development methods and tools, including genomics, plant breeding, agronomy and other genomics-based technologies.

For the fiscal years ended August 31, 2015, 2014 and 2013, we invested $9.7 million, $14.2 million and $16.4 million, respectively, in research and development, with the main emphasis on breeding and traits.

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

In order to capitalize upon our internal catalog of genetic information as well as information in the public realm, we developed our own proprietary software, including our Persephone bioinformatics platform, which serves as an important tool for locating, mapping and annotating genetic information. We have used Persephone in our marker-assisted breeding and biotech trait pipelines to speed the development of elite parental breeding lines and improved sorghum hybrids. This software platform has been non-exclusively licensed to Syngenta Biotechnology, Bayer CropScience, HZPC Holland and KWS SAAT.

Plant Breeding

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

Our Current Product Lines and Product Pipeline

Forage Sorghum

Forage sorghum seeds are primarily used for growing feed for livestock, including dairy and beef cattle. The crop can be harvested as hay, made into silage, grazed, or fed as greenchop, a harvest technique that involves cutting and chopping the crop and delivering it directly to animals. Sorghum is a naturally drought tolerant and water efficient crop. Based on reports from USDA, the University of Florida and Texas A&M University, forage sorghum can produce more milk per inch of water than both alfalfa and corn silage. During the growing season, forage sorghum requires a minimum of approximately 23.5 inches of water compared to silage corn and alfalfa, which require a minimum of approximately 29 inches and 62 inches of water, respectively. Our current hybrids, which are conventionally bred and do not yet contain biotech traits, have performed well in numerous commercial and multi-hybrid field trials in the United States and have demonstrated a number of favorable attributes for forage feed, such as high yields and lower water requirements, as well as competitive production costs relative to corn and certain hay crops. For example, in two university-led evaluations, which included products from well-known seed companies, we achieved the highest milk production yield per acre, which is a key metric for dairy operations. For the 2015 growing season in North America, we are evaluating more than a dozen new hybrids that offer performance advantages such as higher yields and improved nutrition. We have also advanced our biotech traits in sorghum for additional field evaluations in the United States. In a 2014 U.S. field evaluation, one of our leading biotech traits provided a greater than 20% biomass yield advantage in a commercial-type sorghum. In 2014, we received confirmation from the USDA that our high biomass trait was not considered a regulated article under 7 CFR §340 of the USDA’s mandate to regulate genetically engineered traits. This determination is likely to make it more cost-effective and timely for us to develop this trait in sorghum, and as a result, we believe we have a clear and near-term path forward to the commercialization of this trait. Performance results for both our traditionally developed hybrids and biotech traits are expected by the end of the calendar year. Results from small scale evaluations and research settings are not a guarantee of future commercial performance, and further evaluations will be necessary to confirm results.

Seed Production and Operations

The production of commercial-scale quantities of seeds requires the multiplication of seeds through a succession of plantings and seed harvests. We produce commercial seed either on leased land managed by us or with contract seed producers. Healthy seeds can remain saleable for several years if stored under optimal conditions. In the United States, we receive, condition, treat, package and warehouse our seed grown in the northern hemisphere at our seed warehouse and order fulfillment center in Amarillo, Texas. We anticipate that we will be able to warehouse and process up to 8 to 10 million pounds of seed annually at this facility, or about 1.5 million or 2 million acres of commercial sorghum production. In addition, we work with several third parties who have complete production and packaging capabilities to complement our own production capabilities.

Sales and Marketing

We market our seed products under the trade name Blade. Our customers have included, among others, dairies and livestock producers, agri-industrial facilities, individual growers and grower cooperatives. We sell, market and distribute our seed products through both direct sales as well as distributors. Distributors provide us with local market information, agronomy support and access to their customer base. They also allow us to cost effectively extend our product development efforts. We select distributors based on shared vision, technical expertise and local market knowledge. We intend to limit the number of distributors with whom we have relationships in any particular area in order to provide adequate support and opportunity to those with whom we choose to do business.

We are positioning Blade in the marketplace as a premium brand that represents quality, innovation and value across multiple seed markets. As a result, we price our proprietary products based on their added value, and not on production costs. Our seed prices are determined based on a series of complex considerations, including the best alternative use of land and perceived added value to growers and end-users of biomass. Our pricing philosophy is to share a portion of the added value we create with our customers. In the U.S., the suggested retail price of our branded commercial and pre-commercial forage sorghum hybrids currently ranges from $25 to $35 per acre.

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

We have entered into two exclusive world-wide license agreements with Texas A&M for sorghum lines. The terms of such exclusive license agreements provide that the licenses expire on a country-by-country basis upon the expiration of all registered or patented intellectual property rights of Texas A&M covering the licensed line. Pursuant to such agreements, we pay Texas A&M a royalty on sales of varieties developed using the licensed line at a rate that decreases from low double digits to low single digit rates as a percentage of sales when the licensed line is combined with lines from other sources to develop a variety. We also pay Texas A&M a royalty in the low double digits as a percentage of license income if we grant sublicenses and minimum royalties creditable against royalties on sales. Royalty rates for our current commercial varieties developed using lines licensed from Texas A&M are in the mid-single digits as a percentage of sales. Minimum royalties payable to Texas A&M under these agreements escalate on a yearly basis and range from zero to $5,000 per year. We also bear reasonable expenses for intellectual property protection. Further, pursuant to our Amended and Restated Sponsored Research Agreement and Amended and Restated Intellectual Property Rights Agreement, we have an option to obtain an exclusive world-wide commercial license with the right to grant sublicenses to the inventions and sorghum lines resulting from our sponsored program. As of August 31, 2014, aggregate upfront license fees that have been paid or have become due to Texas A&M under these agreements have been $7,000. There are no milestone payments payable under our agreements with Texas A&M. Pursuant to the IP Rights Agreement, we issued warrants in December 2011 to Texas A&M to purchase 8,333 shares of our Common Stock at an exercise price equal to $114.40. The warrants expire on September 24, 2026 and, subject to certain conditions, vest in equal installments on the fifth, tenth and fifteenth anniversary of the IP Rights Agreement.

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

Research Activity Costs

At August 31, 2015, the future minimum payments under our research collaboration agreements are as follows:

(in thousands)
2016	$602
2017	50
$652

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

Intellectual Property

We seek to protect our plant genes, traits, germplasm and other technology and know-how under patent, plant variety protection, plant breeders’ rights, copyright, trademark and trade secret laws. Protection of products, technology and trade secrets is also maintained using confidential disclosure agreements entered into by our employees, consultants and potential and actual third party collaborators. From time to time, we align our intellectual property strategy and portfolio with our business objectives, which can result in a change in the total number of issued patents, exclusively licensed rights to patents and pending patent applications. As of August 31, 2015, we owned or had exclusive licensed rights to approximately 90 issued patents and approximately 70 pending patent applications in the United States and in various foreign jurisdictions. The patents for Ceres-developed inventions are set to expire beginning in 2020. Our patents or patent applications generally relate to compositions of matter for DNA and protein sequences, plants and plant parts, methods of improving plants and seed products. In addition, we hold numerous granted rights or pending applications for patents and Plant Variety Protection certificates for our commercial varieties, hybrids and inbreds, as well as for methods for the improvement, production, and use of various crops. Our filings in foreign jurisdictions, such as Europe and Brazil are generally targeted to the products we plan to offer in those respective markets. We continue to file new patent applications, for which terms generally extend 20 years from the filing date in the United States. The duration of plant variety protection and plant breeder’s rights protection varies among jurisdictions, e.g., the duration is 20 years from issue in the United States, 25 years from filing in Europe, and 15 years from grant of a Provisional Certificate of Protection in Brazil. Our registered and pending trademarks in the United States and in selected foreign countries include Ceres, Blade, iCODE, Persephone and Skyscraper.

Government Grant Awards

Grant awards help mitigate the costs and risks of developing new products and have historically allowed us to broaden the scope and speed of our research and development activities. Over the past five years, we have received grants from the DOE, the USDA, the USAID, and the joint USDA/DOE BRDI program as well as state-level grants. Our grant revenue totaled $1.0 million in the fiscal year ended August 31, 2015. In July 2014, our Brazilian subsidiary was selected for a competitive grant and a multi-year credit facility to fund a product development project for sorghum and sugarcane for up to approximately 85 million reais, or $22.1 million, under the government’s PAISS Agricola program. The project consists of a non-repayable grant of up to approximately 10 million reais, or $2.6 million, and a government-subsidized credit facility for up to approximately 67.5 million reais, or $17.55 million. The Company is expected to fund up to approximately 7.5 million reais, or $1.95 million, of the project. While we have received approval for the grant and approval in principle for the credit facility, in light of the restructuring of our Brazilian operations first announced on June 19, 2015, we have approached the Brazilian government to narrow the focus and significantly reduce the size of the project, and it is uncertain at this time if we will draw from the grant or the credit facility.

Significant Customers

For the fiscal year ended August 31, 2015, USAID, Syngenta, Exelus, Florida Crystals and Bayer represented 33.5%, 13.1%, 12.2%, 11.9% and 10.4% of our revenues, respectively. For the fiscal year ended August 31, 2014, USAID, ARPA-E, Exelus, and Syngenta represented 41.9%, 17.5%, 16.5% and 11.6% of our revenues, respectively.

Competition

The seed, agricultural biotechnology and genomics industries are rapidly evolving and new competitors with competing technologies and products are regularly entering the market. We expect to compete with other providers of seed and vegetative propagation materials in the market for our crops as well as other developers of biotech traits, genetic technologies and bioinformatics software. Based on our experience with customers, we believe the primary competitive factors in the seed industry are yield, product quality, performance, scale, price, reliable supply and sustainability. We believe that the competitive factors affecting the market for our Persephone software include product functionality and features, performance, price, ease of product implementation and quality of customer support services. We believe that our products and services currently compete favorably with respect to such factors. However, we may not be able to maintain our competitive position against current and potential competitors.

In the seed industry, our principal competitors may include major international agrochemical and agricultural biotechnology corporations, such as Advanta India Limited, The Dow Chemical Company, Monsanto Company, Pioneer Hi-Bred (DuPont), KWS Saat AG and Syngenta AG, all of which have substantially greater resources to dedicate to research and development, production or marketing than we have and some of which are selling competitive products in our markets. We also face direct competition from other seed companies, such as Chromatin, Inc., S&W Seed Company and Winfield Solutions LLC, a subsidiary of Land O’ Lakes, as well as biotechnology companies, and from academic and government research institutions. In the genomics and bioinformatics market, we face direct competition from academic and government-funded research institutions as well as commercial software developers. In addition, well established companies, such as Illumina, Inc., F.Hoffmann-La Roche Ltd. and Google Inc., may expand the scope of their current analytical software and services to include visualization and exploration functions and features similar to Persephone. We are unable to predict what effect evolution of these industries and potential new entrants may have on price, selling strategies, intellectual property or our competitive position.

Regulatory Matters

Some of our products and operations are subject to complex regulations.

U.S. Regulatory Process for Our Biotechnology Products

Under the Plant Protection Act of 2000, regulatory approval is required before the introduction, including the environmental release, interstate movement, and importation, of certain genetically engineered organisms, which encompasses many of our biotechnology products. The primary U.S. regulatory agency overseeing field testing and deregulation for commercialization of our biotechnology products is the USDA. Should our products intended for the U.S. market include herbicide-tolerance or pesticidal traits, they would fall under the additional regulatory oversight of the Environmental Protection Agency, or EPA. Moreover, review by the Food and Drug Administration, or FDA, would be required for our biotechnology products should they be intended for food or animal feed uses. The Biotechnology Regulatory Services, or BRS, within the USDA’s Animal and Plant Health Inspection Service, or APHIS, has direct oversight of the field testing and deregulation of our biotechnology products.

The permitting process for the establishment of initial field tests typically ranges from two to four months, but can be significantly longer for novel products or circumstances. If successful, APHIS authorizes field testing for a period in a specific location. We must petition APHIS to deregulate certain of our biotechnology products before being able to commercialize the product. The petition process is a multi-year process that varies based on a number of factors, including the extent of the supporting information required, the nature and extent of review by APHIS, including the type and scope of the environmental review conducted, and the number and types of public comments received. Deregulation of a product is not a guaranteed outcome when a petition to deregulate a biotechnology plant is submitted to APHIS. Some of our biotechnology products are not regulated by APHIS. For instance, at our request, APHIS confirmed to us that, based on our description of the origin and development of certain of our biotech traits, certain experimental sorghum lines were not regulated articles under 7 CFR §340 of the USDA’s mandate to regulate genetically engineered traits. We believe that the ruling from APHIS will make it more cost-effective for us to develop these traits in energy and forage crops. As a member of the Excellence Through Stewardship organization, we continue to follow standard stewardship procedures for field evaluations of traits that have been granted non-regulated status by APHIS. Such traits may still be subject to other applicable APHIS regulations and other regulatory authorities such as EPA and FDA.

Brazilian Regulatory Process for Our Biotechnology Products

In Brazil, the approval of biotechnology products is regulated by CTNBio under the Ministry of Science and Technology. The application process for approval of a biotechnology product is generally an iterative process with the applicant providing data for review and consideration as requested by CTNBio. Prior to commercialization, biotechnology products must also be approved by the National Biosafety Council, or CNBS, which reviews any socio-economic aspects or national interests that may be implicated. In March 2012, we received a Certificate of Quality in Biosafety from CTNBio, which allows us to submit requests to import and evaluate plants with traits developed through biotechnology at our plant breeding facility in Centralina, Minas Gerais.

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

Seed and Plant Variety Registration.   Seed and plant variety registration provides an organized system for protecting seed and plant variety owners as well as growers from misleading marketing practices. Registration of seed and plant varieties is voluntary in the United States under the Federal Seed Act. Applicants must attest that their product is phenotypically unique; that is, verifiably different from varieties that currently exist in the market. A similar system exists in Brazil, the European Union and many other countries; however, the registration process itself may be more regulated, and is sometimes required prior to the commencement of seed sales. In Brazil, sorghum requires two seasons of trial data to be registered, which must be completed prior to the commencement of sales. We have received the necessary governmental variety registrations for the sorghum varieties we are marketing in Brazil. Similarly, in the European Union, two years of field trials with a national authority are typically required to receive registration. Registration is required prior to the commencement of sales for new sorghum seed varieties.

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

Employees

As of November 10, 2015, we had 44 full-time employees. We consider our employee relations to be good. None of our U.S. employees are represented by a labor union or collective bargaining agreement.

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

Risks Related to Our Business

We have a history of net losses; we expect to continue to incur net losses; we may not achieve or maintain profitability.

With the exception of the fiscal years ended December 31, 2003, 2005 and 2006, we have incurred net losses each fiscal year since our inception. As of August 31, 2015, we had an accumulated deficit of $332.1 million. We expect to incur additional losses for at least the next several years as we continue to move forward with our commercialization activities, invest in our research and development programs and develop new products. The extent of our future net losses will depend, in part, on our product sales growth and revenue from collaborations and government grants, and on the level of our operating expenses. To date, substantially all of our revenue has been derived from collaboration agreements and government grants, and we have had very limited revenue from seed sales. Over the next several years, we expect our revenue will shift from being derived primarily from collaborations and government grants to product sales. However, this may take longer than expected due to the time it takes to evaluate our seeds in various markets. Our ability to generate future revenue will depend upon our ability to meet our obligations under our collaborations and government grants, to enter into new collaborations or out-licensing agreements and to successfully commercialize our products. Our success in generating revenue from product sales depends in large part on the success of our sorghum products in the United States, and in the future, on the adoption of our traits or genetic technologies, such as Persephone bioinformatics software and iCODE multi-gene trait development system. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

We may not be able to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the operations of our business and have been dependent on funding our operations through the issuance and sale of equity securities. Our accumulated deficit as of August 31, 2015 was $332.1 million. Our cash and cash equivalents of $8.1 million as of August 31, 2015 is not sufficient to enable us to remain in business beyond January 2016 without raising further capital or significantly curtailing our operations. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of August 31, 2015, our independent registered public accounting firm issued a report dated November 23, 2015 stating that the Company has incurred recurring losses and expects that the current level of cash and cash equivalents will only be sufficient to fund operations until January 2016 which raises substantial doubt about its ability to continue as a going concern. Investors in our securities should review carefully the report of our independent registered public accounting firm, which is included in this Annual Report on Form 10-K.

Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Therefore, you should not rely on our consolidated financial statements as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

We will require additional financing and may not be able to obtain such financing on favorable terms, if at all, which would force us to significantly curtail our operations.

We will continue to need capital to fund our research and development projects, to commercialize our products and to provide working capital to fund other aspects of our business. As of August 31, 2015, we had cash and cash equivalents of $8.1 million. We believe this will only be sufficient to fund our operations until January 2016. In order to fund our operations beyond that time, we will need to raise additional funds. We are evaluating opportunities to secure additional financing, including the issuance of equity or debt, sale or divesture of business units, and additional revenues from grants or collaborations. However there are no assurances that such opportunities will be available or available on terms that are acceptable to us. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we are able to raise debt financing, we may be subject to restrictive covenants that limit our operating flexibility or require us to encumber our assets. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures will be significantly limited. If this happens, we may be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, grant licenses to our technology and sell assets on terms that are not favorable to us or delay or terminate research and development programs or the commercialization of products or significantly curtail or cease our operations.

We have shifted our business focus and strategy from seeds for dedicated energy crops to seeds and traits for food and forage markets and other crops and we may not be successful in implementing this new strategy.

In 2014, we began realigning our business to focus on food and forage opportunities and biotechnology traits for sugarcane and other crops. Previously, we prioritized our working capital in Brazil, where, since 2010 we were focused on the large-scale evaluation and adoption of our high biomass sorghum for power generation and sweet sorghum for ethanol production. Due in part to the economic challenges faced by the Brazilian ethanol industry, including low oil prices, the struggling Brazilian economy and unfavorable government policies in Brazil, in June 2015, we began restructuring our operations in Brazil to substantially scale back those operations. We cannot assure you that as a new entrant to these markets, we will be successful in commercializing our products and services, recouping development and commercialization-related expenses, or competing against established market participants. If we are not able to bring our existing products or new products and services with significant commercial potential to market in a timely manner, we will not be successful in building a sustainable or profitable business.

The realignment of our business announced on June 19, 2015 to focus on food and forage opportunities and biotechnology traits for sugarcane and other crops may not deliver the expected results.

On June 19, 2015, we announced the continued realignment of our business to focus on food and forage opportunities and biotechnology traits for sugarcane and other crops. As part of the realignment, we undertook a restructuring of our Brazilian seed operations. The restructuring of our Brazilian seed operations, includes, among other actions, a workforce reduction that initially impacted 14 positions in Brazil primarily related to administration, operations and manufacturing as well as 2 support positions in the United States. We estimated that we would incur charges of approximately $0.6 million over the five-month period ending in October 2015 with respect to the initial workforce reductions in Brazil and the U.S., including $0.1 million in continuation of salary and benefits of certain employees until their work is completed and their positions are eliminated, and $0.5 million of one-time severance and other costs, all of which will be cash expenditures.

As of August 19, 2015, we had initiated a further workforce reduction that impacted an additional 19 positions in Brazil. We estimated that we would incur additional charges of approximately $0.8 million over the four-month period ending on December 31, 2015 with respect to the additional workforce reductions in Brazil, including $0.1 million in continuation of salary and benefits of certain employees until their work is completed and their positions are eliminated, and $0.7 million of one-time severance and other costs, all of which will be cash expenditures. We expect to save up to approximately $8.0 to $10.0 million in cash in fiscal 2016 as a result of restructuring our operations as described above, which is higher than we originally estimated. The restructuring of our Brazilian seed operations is expected to be substantially completed by February 1, 2016. After full implementation of the restructuring plan, our Brazilian operations will be focused on sugarcane trait development activities for the Brazilian sugarcane market. There can be no assurance that we will achieve the cost savings we expect in fiscal 2016 after fully implementing the realignment plan.

Our realignment plan and its implementation may interfere with our ability to achieve our business objectives, may be difficult to manage and may increase the likelihood of turnover of other key employees, all of which may have an adverse impact on our business. In addition, we cannot be sure that the realignment plan will be as successful in reducing our overall expenses as expected, that we will be successful in our new markets or that additional costs will not offset any cost reductions from our realignment plan. If our realignment plan does not achieve the expected results, our business and results of operations will be adversely impacted.

Our forage products are in the early stages of commercialization and we have generated minimal sales from our products.

We have refocused our business on new market opportunities, including the forage feed markets and sugarcane markets, and our existing products for these markets are also still in the early stages of commercialization. Our efforts to commercialize our products may not be successful. Our seed product sales for the years ended August 31, 2015, August 31, 2014 and August 31, 2013 were minimal and were derived mainly from sales to third parties that were evaluating our products in the Brazilian market. We began selling seed in the Brazilian market in November 2011 and in the U.S. in 2009, and entered into the forage sorghum seeds market in 2014. As of August 31, 2015, product sales, which include both seed sales and biomass sold under our various sales incentive and promotional programs, have been approximately $2.0 million in the aggregate since our inception.

One of our largest immediate commercial opportunities is the U.S. forage market. Since 2014, we have completed a limited number of commercial-scale evaluations of our sorghum products in the U.S. forage market with growers, dairies and livestock producers, and we have limited experience in the sorghum market. To the extent that our sorghum products do not result in expected yields, we may have difficulty convincing customers to purchase or trial our current and future sorghum products.

Even if we are successful in commercializing our biotechnology traits in sugarcane, the pace of adoption may be constrained by the relatively lower multiplication rates of vegetatively propagated crops like sugarcane compared to seeded crops like sorghum.

Sugarcane is a vegetatively propagated crop, meaning that commercial fields are planted with segments of living plant stalks rather than seeds. Sugarcane “seed” plantings are typically managed by mills and growers themselves in close proximity to their commercial fields. In a commercial setting, one acre of “seed” sugarcane can be used to plant up to approximately 10 acres of commercial sugarcane. For seeded crops, like sorghum, one acre of a seed production can plant up to 500 acres or more. While faster multiplication methods for sugarcane exist, they are significantly more costly than current methods. While we believe the improved yields and other potential benefits of our traits will convince customers to employ these more costly methods, they may not be willing or able to do so, and our sales may grow more slowly than our expectations.

We are at the beginning stages of developing our brand awareness for our crops, and we have limited experience in marketing and selling our products and will need to expand our sales, marketing and distribution support capabilities.

We are in the beginning phases of building brand awareness for our crops. To date, we have had limited experience selling our products. In addition there is limited public data available regarding the sorghum market which makes it more difficult to direct and implement an effective sales and marketing strategy. We currently have limited resources to market and sell products and support our distributors on a commercial-scale across various geographic regions. As of November 10, 2015, we had approximately 2 employees in various sales, marketing and business development functions. Developing our sales and marketing support capabilities and gaining the necessary expertise will require that we hire additional personnel, which could take longer than we expect and may require significant resources. We may be unable to grow our sales and marketing or business development capabilities to adequately cover the geographic regions where we see the most opportunity, which could slow the adoption of our products and the growth of product revenue.

We license our biotechnology traits in certain crops to third parties, and are dependent on them to successfully reach development milestones, commercialize our traits and generate royalties.

In crops such as corn, rice and sugarcane, we have licensed or intend to license our biotechnology traits to third parties, including other agricultural biotechnology companies, mills, germplasm providers and growers. Once we provide a trait to our collaborators, they typically oversee the development and commercialization, and, if applicable, the deregulation of our trait in their products. In such crops, our ability to achieve milestone payments or generate royalties is not within our direct control. If our partners are delayed or not successful in introducing our traits to their products, conducting field trials, deregulating or commercializing products containing traits, among other activities, we may not receive royalties or milestone payments as expected and our financial results could suffer.

Our biotech products require a multi-year development process and are not yet available for commercial use.

Our business strategy going forward includes the introduction of crops with genetically engineered, or biotech, traits. The commercial development of biotech traits in commercial crops is a multi-year process. Following transformation, when the selected gene is inserted in a target crop, the resulting plants are evaluated in the greenhouse for one to two years, and then in the field to confirm results for at least two to four years. Following field trials, specific gene-trait combinations are typically selected and, if required, submitted for regulatory approval, or deregulation, which has historically been a multi-year process in the United States and other countries. By contrast, our existing commercial sorghum products have all been created through the use of conventional and marker-assisted breeding. As a result, even if these products are successfully sold and adopted by customers, they do not necessarily demonstrate our ability to successfully develop, market and sell biotechnology products. If we are not able to bring our existing products or new products with significant commercial potential to market in a timely manner, we will not be successful in building a sustainable or profitable business.

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

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. While forage sorghum seed sales for the 2015 growing season in the U.S. increased on a percentage basis, our product sales for the years ended August 31, 2015, August 31, 2014 and August 31, 2013 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible that we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

The cropland made available by our customers for sorghum production may be limited by the relative attractiveness of producing other crops.

The decision to devote land and resources to a particular crop is dependent on many factors, some of which are outside of our control. To the extent that our customers select other potentially more profitable crops over our products, the cropland available for our products within a given geography and the overall size of our market opportunity may be limited. For example, increases in the price of certain commodities, such as other crops, may encourage growers to dedicate more land to these crops instead of sorghum. In addition, our success is dependent, in part, on our gaining acreage from other forage crops like alfalfa and silage corn.

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

We produce commercial seed either on leased land managed by us or with contract seed producers. Our primary production sites are located in the United States. We also multiply seeds in other countries in North and South America. In order to meet increased demand for our seeds, we will need to enter into additional land leases or arrangements with contract seed producers. If we need to engage contract seed producers, we may not be able to identify suitable producers in a specific region and if we do, we do not know whether they will have available capacity when we need their production services, that they will be willing to dedicate a portion of their production capacity to our products or that we will be able to enter into an agreement with them on acceptable terms. If any contract seed producer that we engage fails to perform its obligations as expected or breaches or terminates their agreements with us, or if we are unable to secure the services of such third parties when and as needed, we may lose opportunities to generate revenue from product sales.

Our third-party distributors may not effectively market and sell our products.

We depend in part on third-party distributors for the marketing and selling of our seed products, yet we are unable to control their efforts completely. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell our products, and in full compliance with applicable laws, our operating results and business may suffer.

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

Because of the length of time it takes to produce commercial quantities of seeds, we must make seed production decisions well in advance of product bookings. For example, we must determine our expected demand for our sorghum varieties approximately six to twelve months in advance of delivery, on average, while our customers make seed purchase decisions sometimes as late as 30 days in advance of planting. Our ability to accurately forecast demand can be adversely affected by a number of factors outside of our control, including changes in market conditions, environmental factors, such as pests and diseases, and adverse weather conditions. A shortfall in the supply of our products may reduce product sales revenue, damage our reputation in the market and adversely affect customer relationships. Any surplus in the amount of seed we have on hand, may negatively impact cash flows, reduce the quality of our inventory and ultimately result in write-offs of inventory. Any failure on our part to produce sufficient inventory or overproduction of a particular product could harm our business, results of operations and financial condition. Additionally, our customers may generally cancel an order or request a decrease in quantity at any time prior to delivery of the seed, which may lead to a surplus of our products. Even after delivery, a customer may occasionally return our seeds.

Our product development efforts use complex integrated technology platforms and require substantial time and resources to develop and our efforts may not be successful or the rate of product improvement may be slower than expected.

The development of successful agricultural products using complex technology discovery platforms such as ours requires significant levels of investment in research and development, including field testing, to demonstrate their effectiveness and can take several years or more. Our investment in research and development may not result in significant product revenues, particularly over the next several years. While we intend to spend significant amounts in research and development in the future to continue to improve the performance of our products and to develop new products, our investment in research and development may prove to be insufficient, particularly as we reduce annual research and development expenditures compared to historical levels. This may result in delays in reaching our product development goals and lead to slower product introductions.

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

We face significant competition in all areas of our business, and if we do not compete effectively, our business will be harmed. We are relatively new to the forage sorghum seeds market and face existing competitors.

The seed, agricultural biotechnology and genomics industries are rapidly evolving and new competitors with competing technologies and products are regularly entering the market. We expect to compete with other providers of seed and vegetative propagation materials in the market for our crops as well as other developers of biotech traits, genetic technologies and bioinformatics software.

In the seed industry, our principal competitors include major international agrochemical and agricultural biotechnology corporations, such as Advanta India Limited, The Dow Chemical Company, Monsanto Company, Pioneer Hi Bred (DuPont), KWS Saat AG and Syngenta AG, all of which have substantially greater resources to dedicate to research and development, production, and marketing than we have and some of which are selling competitive products in our markets. We also face direct competition from other seed companies, such as Chromatin, Inc., S&W Seed Company and Winfield Solutions LLC, a subsidiary of Land O’ Lakes, as well as biotechnology companies, and from academic and government research institutions. New competitors may emerge, including through consolidation within the seed industry. We are unable to predict what effect evolution of the industry may have on price, selling strategies, intellectual property or our competitive position.

We anticipate that as our seed products gain market acceptance, existing competitors may increase their focus and new competitors may be attracted to this opportunity in forage sorghum and produce their own sorghum seed varieties. Changes in technology and customer preferences may result in short product life cycles. To remain competitive, we will need to develop new products and enhance and improve our existing products in a timely manner. Our failure to maintain our competitive position could have a material adverse effect on our business and results of operations.

In the genomics and bioinformatics market, we face direct competition from academic and government-funded research institutions as well as commercial software developers. In addition, well established companies, such as Illumina, Inc., F. Hoffmann-La Roche Ltd. and Google Inc., may expand the scope of their current analytical software and services to include visualization and exploration functions and features similar to Persephone. We are unable to predict what effect evolution of these industries and potential new entrants may have on price, selling strategies, intellectual property or our competitive position.

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

We are a party to license agreements with third party collaborators that require us to remit royalty payments to these third parties if we incorporate their licensed intellectual property into our products. While we are currently working on developing numerous products that incorporate aspects of this intellectual property, we have to date only sold small amounts of such products. The amount of royalties that we could owe under these license agreements is a function of our sales and the applicable royalty rates depend on a number of factors, including the portion of our third-party collaborator’s intellectual property that is present in our products.

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

Economic conditions in the United States, Brazil and Europe could adversely affect our efforts to achieve profitability. The purchasing decisions of growers, dairies, livestock producers, and other potential customers, and their ability to timely pay for our products, are impacted by their economic health. We have extended credit to our customers for our seed products or for certain planting and crop management services that we have provided from time to time and may continue to do so in the future. These credit practices may expose us to credit risk of growers, dairies, livestock producers, and other potential customers, and combined with the seasonality of our sales, make us dependent on our ability to fund our working capital requirements through other means. If the economic health of our customers and potential customers deteriorates as a result of general economic trends, our business could be harmed.

Our activities are currently conducted at a limited number of locations, which makes us susceptible to damage or business disruptions caused by natural disasters.

Our headquarters and certain research and development operations are located at a single facility in Thousand Oaks, California, with additional breeding and agronomy trials situated in select locations across the world. Our primary seed production sites are located in the United States. We also multiply seeds in other countries in North and South America. Warehousing for forage sorghum seed storage is located primarily in Texas. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of critical research results and computer data. However, a natural disaster, such as a hurricane, fire, flood, tornado or earthquake, could cause substantial delays in our operations, damage or destroy our equipment, inventory or development projects, and cause us to incur additional expenses.

We rely on the experience and expertise of our senior management team and other key personnel.

We depend on the experience and expertise of our senior management team and other key personnel, many of whom have been with our company for more than a decade. Our senior management team and key personnel bring extensive experience in a variety of agricultural and biotechnology businesses, including the seed industry. The loss or unavailability of key members of our senior management team or other key personnel could impact the execution of our business strategy and make it more difficult to maintain and expand our important relationships in the bioenergy industry. The replacement of key members of our senior management team or other key personnel likely would involve significant time and costs.

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

We expect to derive a portion of our revenues from markets outside the United States, which will subject us to additional business risks.

Changes in exchange rates between the U.S. dollar and other currencies will result in increases or decreases in our costs and earnings, and also may affect the book value of our assets outside the United States. To date, most of our contracts have been entered into in the United States and accordingly have been denominated in U.S. dollars. Going forward we anticipate that our sales will be denominated in the local currency of the country in which the sale occurs. In addition, most of our operating expenses to date have been denominated in the currencies of the countries in which our operations are located, which have historically been in the United States and Brazil. As a result, while our revenue and operating expenses are mostly hedged on a transactional basis, the translation of our operating results into U.S. dollars may be adversely impacted by strengthening U.S. currency.

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

As of August 31, 2015, we had approximately $273.9 million of federal, $196.8 million of state and $25.8 million of foreign net operating loss carryforwards, or collectively, NOLs, available to offset future taxable income, if any, which expire in varying amounts from 2018 through 2035 for federal tax purposes and from 2015 through 2035 for state tax purposes if unused. The carryforward period for the foreign net operating loss is indefinite. It is possible that we will not generate taxable income in time to use these NOLs before their expiration. In addition, under Section 382 of the Internal Revenue Code (as defined below), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change federal NOLs to offset future taxable income. We have not completed a Section 382 analysis to determine if an ownership change has occurred or if one will occur as the result of this offering of units. Until such analysis is completed, we cannot be sure that the full amount of the existing federal NOLs will be available to us, even if we do generate taxable income before their expiration.

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

Interruptions or delays in service from our third-party data center hosting facilities could impair the delivery of any cloud-based Persephone services and harm our business.

In addition to custom installations on customer-owned hardware, we may serve future Persephone software customers, in part, from cloud-based third-party data center hosting facilities. Any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their service and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

The pricing for our products, including our sorghum products may be negatively affected by factors outside our control.

Our products are in the early stages of commercialization. We have based the pricing of our products on our assessment of the value that our products provide to the customer, rather than on the cost of production. In the future, we may include trait fees in our seed prices, but our potential customers may be unwilling to pay such fees. If our customers attribute a lower value to our products than we do, they may not be willing to pay the premium prices we expect to charge. Pricing levels may also be negatively affected if our products are unsuccessful in producing the yields we expect. In addition, if our competitors are able to develop competitive products and offer them at lower prices, we may be forced to lower our prices.

The customers we are targeting for forage sorghum products are generally large dairies and livestock producers with long operating histories. They will have significant leverage in negotiating commercial relationships with us. As a result, we do not know whether these pricing negotiations will result in adequate margins or accurately reflect our pricing strategies, which could have a material adverse effect on our results of operations.

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

Risks Related to Regulatory Requirements

Compliance with applicable government regulations, particularly with respect to biotechnology products, is time-consuming and costly.

There are certain regulatory requirements affecting the field testing and commercialization of our biotechnology products in each of the markets in which we operate. In the United States, the USDA must review and deregulate many of our biotechnology products prior to commercial sale. The Biotechnology Regulatory Services, or BRS, within the USDA’s Animal and Plant Health Inspection Service, or APHIS, has direct oversight of the field testing and deregulation of our regulated biotechnology products. The deregulation process for these biotechnology products is a costly, multi-year process, with no guarantee of success. The length of the deregulation process varies based on a number of factors, including the extent of the supporting information required, the nature and extent of review by the USDA, including the type and scope of the environmental review conducted, and the number and types of public comments received. For example, after the initial filing of a petition for deregulation, the USDA may ask for additional data, including data on new areas of inquiry that might require us to conduct additional field tests or analyses, which may cause delays in the deregulation process. Deregulation of a product is not a guaranteed outcome. The USDA or other regulators may also impose costly monitoring requirements on the planting of our biotechnology products.

In Brazil, the commercialization of biotechnology products is regulated by the National Technical Commission of Biosafety, Comissão Técnica Nacional de Biossegurança, or CTNBio under the Ministry of Science and Technology. The approval process involves data collection and analysis, environmental impact assessments and public hearings on certain products. We anticipate introducing biotechnology products in sugarcane in Brazil in the future. At such time, we will be subject to the approval processes dictated by CTNBio.

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

Before the USDA will review and deregulate our biotechnology products subject to regulation, the USDA requires us to obtain permits to plant and test these products, and there are similar permitting requirements in other countries. In determining whether to grant a field test permit and what conditions to impose, regulators consider any significant impacts that field tests may have on the environment and on endangered or threatened species. In the United States, the permitting process for the initial field tests typically ranges from two to four months, but this time period can be significantly longer for novel products or circumstances. There can be no assurance that we will not encounter material delays in the future as we test new biotechnology products. Field evaluations of our traits in rice have been affected by regulatory delays in India as well. If we are not able to obtain the necessary field test permits or if there are significant delays in the permitting process, the commercialization of our products may be delayed or prevented and our business and results of operations may be adversely affected. A prolonged delay in the regulatory process could adversely affect our ability to generate product revenues.

The timely introduction of our traits in the United States for our sorghum and other crops relies on non-regulated status under certain USDA regulations. We may lose such non-regulated status in the U.S. or we may face other regulations that could limit or block the introduction of our traits developed through biotechnology or other similar technologies in the U.S. or other markets.

In 2014, we received confirmation from the USDA that our high biomass trait in sorghum was not considered a regulated article under 7 CFR §340 of the USDA’s mandate to regulate genetically engineered traits. This determination is likely to make it more cost-effective and timely for us to develop this trait in sorghum. We have since requested confirmation of non-regulated status for additional crops for certain of our biotech traits; however, these regulations and their interpretations are evolving and there is no guarantee that we will obtain non-regulated status in the U.S. for all products for which we apply or that we will retain it for existing products, or that our third-party collaborators in certain other crops will utilize this option. In addition, the USDA could still regulate products under other regulatory sections, such as 7 CFR §360, which relates to weed control, if they determine there is a scientific basis to do so. Outside the U.S., our non-regulated traits will in many cases be regulated by other countries and require a multi-year deregulation process, which may limit or delay expansion our expansion to other markets. Other countries could also limit the use or importation of products directly or indirectly derived from our seeds grown in the U.S., for example, milk from cows that were fed non-regulated sorghum with our traits.

The degree of public understanding and acceptance or perceived public acceptance of our biotechnology products can affect our sales and results of operations by affecting approvals, regulatory requirements and customer purchase decisions.

Although all of our products go through rigorous testing, some opponents of our technology actively raise public concern about the potential for adverse effects of biotechnology products on human or animal health, other plants and the environment. Public concern can affect the timing of, and whether we are able to obtain, government approvals. Even after approvals are granted, or non-regulated status has been achieved, public concern may lead to increased regulation or legislation or litigation against government regulators concerning prior regulatory approvals, which could affect our sales and results of operations, and may adversely affect sales of our products to growers for dairies and livestock producers, due to their concerns about available markets for the sale of crops derived from biotechnology. In addition, opponents of agricultural biotechnology have attacked farmers’ fields and facilities used by agricultural biotechnology companies, and may launch future attacks against farmers’ fields and our field testing sites and research, production, or other facilities, which could affect our sales and our costs.

Ethical, legal, environmental and social concerns about biotechnology products could limit or prevent the use of our products and technologies, which could negatively affect our ability to generate revenue.

Some of our products in development contain biotech traits. The commercial success of our products that contain biotech traits may be adversely affected by claims that biotechnology plant products are unsafe for consumption or use, pose risks of damage to the environment and create legal, social and ethical dilemmas. For example, some countries, primarily in the European Union, have instituted a de facto moratorium on the planting of some genetically engineered seeds. The import of products derived from genetically engineered seeds may also be regulated by the European Union. While our current sorghum products are not subject to this restriction, we may in the future introduce biotech traits that may be subject to such regulation. If we are not able to overcome these concerns and comply with these regulations, our products that contain these traits may not achieve market acceptance and third parties may be unwilling to commercialize our biotech traits. Any of the risks discussed below could result in expenses, delays or other impediments to our development programs or the market acceptance and commercialization of our products that contain biotech traits. Our ability to develop and commercialize one or more of our technologies and products could be limited or prevented by the following factors:

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

Our success depends in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and methods for defending intellectual property rights. Many countries, including Brazil, do not allow patenting of plants, whether genetically engineered or traditionally bred. Accordingly, our proprietary position for our products in countries such as Brazil relies to a large extent on Plant Variety Protection certificates. This type of protection is more limited than patents in the United States. As a result, Plant Variety Protection certificates may provide only a limited competitive advantage in the marketplace. In many countries, patentability criteria are generally more restrictive and our filings more limited than in the United States, weakening our prospects of obtaining an equal scope of corresponding patent protection. Because Brazil is one of our initial target markets for our sugarcane traits, the lack of more robust patent protection for plant varieties in that country could expose us to the risk of misappropriation of our intellectual property. In addition, the legal systems of certain other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patents and other proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to enforce our intellectual property rights in such countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop. Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property.

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

Our intellectual property rights are important to the operation of our business and to our early mover advantage in crop biotechnology. We rely on a combination of patents, plant variety protection, plant breeders’ rights, copyrights, trademarks, trade secret laws, confidentiality provisions, and licensing arrangements to establish and protect our intellectual property. However, the importance of technology development and intellectual property protection in the agricultural industry increases the risk that technological advances by others could render our products less competitive. Our business could be negatively affected by any of the following:

•	our issued patents, Plant Variety Protection certificates, plant breeders’ rights and trademark registrations may be successfully challenged by our competitors;
•	our pending patent, Plant Variety Protection certificates, plant breeders’ rights and trademark registration applications may not be allowed or may be challenged successfully by our competitors;
•	our products may inadvertently use the technology of others and, therefore, require us to obtain intellectual property licenses from other parties in order for us to sell our products;
•	we may be unable to obtain intellectual property licenses that are necessary or useful to our business on favorable terms, or at all;
•	new technology that is independently developed by others may supersede our technology and make our products less desirable or more costly in the marketplace;
•	competitors may design around our patented technologies or may reverse engineer our trade secret technologies;
•	the scope of our Plant Variety Protection certificates in many countries is narrow and subject to a breeder’s exemption, which allows breeders to use our varieties in a breeding program; as a result, these certificates may not provide a sustained competitive advantage in the marketplace; and
•	we do not have any issued patents in Brazil and we may be unable to obtain meaningful patent protection in Brazil, further, the scope of any patents that might issue in where we intend to do business is uncertain and may not be sufficient to deter competition due to restrictions on plant claims under Brazilian patent laws and our limited filings in Brazil.

While we have exclusive rights to certain proprietary lines of sorghum and certain other crops our collaborations with leading institutions, other parties may have access to certain lines of sorghum developed or released by such institutions, proprietary lines of such crops from other sources, and publicly available lines of such crops, from which they may develop products that compete with our products.

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

Risks Related to the Ownership of our Securities

Market fluctuations due to risks our business faces, as well as general economic, political and market conditions, may negatively impact the market price of our Common Stock.

Our stock price has been in the past, and may continue to be subject to wide fluctuations in response to the risks our business faces including those contained in this Annual Report on Form 10-K and others beyond our control, including:

•	actual or projected fluctuations in our financial condition and operating results;
•	our cash and cash equivalents position;
•	actual or projected changes in our growth rate relative to our competitors;
•	actual or projected fluctuations in our competitors’ financial condition or operating results;
•	actual cost savings realized from our restructuring plan and cost reduction initiatives;
•	announcements of technological innovations by us, our collaborators or our competitors;
•	announcements by us, our collaborators or competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	the entry into, modification or termination of collaborative arrangements;
•	changes in our customer base;
•	additions or departures of key management or other key personnel;
•	competition from existing products or new products that may emerge;
•	issuances of new or updated research reports by securities or industry analysts;
•	fluctuations in the share prices of companies perceived by investors to be comparable to us;
•	fluctuations in the size of our public float or trading volume;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, the countries in which we source our germplasm, and our ability to obtain patent protection for our technologies;
•	disputes or other developments relating to genetically engineered products, including claims of adventitious presence or environmental harm;
•	changes in existing laws, regulations and policies applicable to our business and products;
•	announcements or the expectation of raising additional financing;
•	sales of our Common Stock by us, our insiders or other stockholders;
•	the status of our listing on the NASDAQ;
•	general market conditions in our industry; and
•	general economic conditions, affecting the U.S. and other markets in which we operate.

The stock markets in general, and the small-cap biotech market, in particular, have experienced extreme volatility that have affected and continue to affect the trading prices of equity securities of many companies. These market fluctuations often have been unrelated or disproportionate to changes in the operating performance of those companies. These fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or regulatory changes may negatively impact the market price of our Common Stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns.

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

The trading price of our Common Stock could decline as a result of sales of a large number of shares of our Common Stock in the public market. The perception that these sales could occur may also depress the trading price of our Common Stock. As of November 10, 2015, we had 8,830,700 shares of Common Stock outstanding. Certain of our stockholders are entitled, under contracts providing for registration rights, to require us to register shares of our Common Stock owned by them for public sale in the United States. We have filed a registration statement on Form S-1 registering for sale common stock, convertible preferred stock and warrants. In connection with our offerings of Common Stock and warrants on July 30, 2015 and August 26, 2015, we filed a registration statement on Form S-3, on September 22, 2015, to register for resale the shares of our Common Stock issuable upon exercise of such warrants. In addition, certain stockholders, including stockholders owning a majority of our outstanding shares as well as current and former employees, are eligible to resell shares of Common Stock in the public market under Rule 144, which, in the case of our affiliates, would be subject to volume limitations and certain other restrictions under Rule 144. We have also registered 672,644 shares of Common Stock previously issued or reserved for future issuance under our equity compensation plans and agreements. Subject to the satisfaction of applicable exercise periods and vesting requirements, the shares of Common Stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

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

We are currently a “smaller reporting company” as defined in the Exchange Act. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings. We cannot predict whether investors will find our Common Stock less attractive because of our reliance on any of these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and detect fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting, and have our chief executive officer and chief financial officer certify as to the accuracy and completeness of our financial reports. The process of implementing internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.

For so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. To date, our independent registered public accounting firm has not expressed an opinion on the effectiveness of our internal controls. If we are not able to comply with the requirements of Section 404 in a timely manner, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

We have identified three material weaknesses in our internal control over financial reporting as of August 31, 2015. If our remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our ability to provide accurate and timely financial information could be negatively affected, which could reduce the reliability of our financial reporting, harm investor confidence in our Company and affect the market price of our Common Stock.

We perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. In connection with the preparation of our audited financial statements for fiscal year 2015, we identified material weaknesses in our control environment, our control activities related to expenses in Brazil, and our control activities related to our revenue recognition, in addition to a significant deficiency in our control activities related to the precision of management’s review of our year end financial statements. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. Because of these material weaknesses and the significant deficiency management concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2015.

We are in the process of taking the necessary steps to remediate the material weaknesses and the significant deficiency that we identified and have made enhancements to our control procedures; however, the material weaknesses and the significant deficiency, will not be remediated until the necessary controls have been implemented and are operating effectively. We cannot assure that there will not be additional material weaknesses and significant deficiencies that we or our independent registered public accounting firm will identify. Moreover, if we do not maintain effective internal control over financial reporting or if we or our independent registered public accounting firm identify additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

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

If we fail to adhere to the listing criteria of the NASDAQ Capital Market, our Common Stock may be delisted, which may adversely affect the liquidity and market price of our Common Stock, our ability to raise additional financing and may subject us to certain penny stock restrictions, which may further adversely affect the liquidity and market price of our Common Stock.

Our Common Stock is currently listed on the NASDAQ Capital Market, which requires that we adhere to specified listing criteria. In April 2014, we were informed by the NASDAQ that we had failed to comply with NASDAQ Listing Rule 5450(a)(1), which required that we maintain a minimum closing bid price of $1.00 per share. After transferring our Common Stock to the NASDAQ Capital Market, we achieved compliance with the corresponding rule through a reverse stock split in April 2015. In the future, if we were to fail to adhere to the Market’s listing criteria, including maintaining a minimum closing bid price of $1.00 per share, our Common Stock may be delisted. If our Common Stock were to be delisted, the liquidity of our Common Stock would be adversely affected and the market price of our Common Stock could decrease, as would our ability to raise additional financing through public or private sales of equity securities. In addition, if delisted we would no longer be subject to NASDAQ rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on NASDAQ or another established securities market would have a material adverse effect on the value of your investment in us. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

If our Common Stock is delisted by NASDAQ or another national exchange, our Common Stock may be eligible for quotation on an over-the-counter quotation system or on the pink sheets. Upon any such delisting, our Common Stock would likely become subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations applicable to penny stocks may severely affect the market liquidity for our Common Stock and could limit the ability of shareholders to sell securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our Common Stock, and there can be no assurance that our Common Stock will be eligible for trading or quotation on any alternative exchanges or markets. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

Brazil

We lease two offices in Uberlândia and Centralina, Brazil. Our plant breeding facility is located in the Municipality of Centralina, State of Minas Gerais, Brazil. The plant breeding facility consists of approximately 450 square meters of office and warehouse space on an approximately 3,876-square-meter parcel. The lease of the plant breeding facility expires in August 2017. We have a right of first refusal to acquire the property.

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

Market Information

Our common stock trades on NASDAQ under the symbol “CERE” since February 22, 2012. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock for each of the quarters in fiscal 2014 and 2015. All of the share prices are adjusted to reflect the 1-for-8 reverse stock split of our Common Stock, which took effect on April 8, 2015.

	High	Low
Fiscal 2014
First quarter (September 1, 2013 – November 30, 2013)	$17.12	$9.28
Second quarter (December 1, 2013 – February 28, 2014)	14.56	10.24
Third quarter (March 1, 2014 – May 31, 2014)	11.60	4.00
Fourth quarter (June 1, 2014 – August 31, 2014)	6.56	4.08
Fiscal 2015
First quarter (September 1, 2014 – November 30, 2014)	$4.48	$1.76
Second quarter (December 1, 2015 – February 28, 2015)	3.20	1.44
Third quarter (March 1, 2015 – May 31, 2015)	4.48	1.63
Fourth quarter (June 1, 2015 – August 31, 2015)	4.80	0.90

Holders of Record

On November 10, 2015, there were approximately 180 stockholders of record of our common stock. Stockholders of record do not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to declare or pay any cash dividends in the foreseeable future.

Equity Plan Information

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

Since September 1, 2012, we have issued the following securities that were not registered under the Securities Act:

(1)	On July 30, 2015, in a private placement we issued for no additional consideration warrants to purchase 1,200,000 shares of our Common Stock to certain institutional investors in a concurrent SEC-registered offering of Common Stock. The warrants are exercisable beginning on January 30, 2016 at an exercise price equal to $1.62 per share of Common Stock. The warrants expire on January 30, 2021.

(2)	On July 30, 2015, in a private placement we issued warrants to purchase 24,000 shares of our Common Stock to the representative in compensation for its services as a placement agent in connection with a concurrent SEC-registered offering and a private placement. The warrants are exercisable beginning on July 30, 2016 at an exercise price equal to $1.944 per share of Common Stock. The warrants expire on July 30, 2020.

(3)	On August 26, 2015, in a private placement we issued warrants to purchase 1,198,859 shares of our Common Stock to certain institutional investors in a concurrent SEC-registered offering of Common Stock. The warrants were sold at a price of $0.125 per share of Common Stock issuable upon exercise of the warrants. The warrants are exercisable beginning on February 26, 2016 at an exercise price equal to $1.22 per share of Common Stock. The warrants expire on February 26, 2021.

(4)	On August 26, 2015, in a private placement we issued warrants to purchase 31,970 shares of our Common Stock to the representative in compensation for its services as a placement agent in connection with a concurrent SEC-registered offering and a private placement. The warrants are exercisable beginning on August 26, 2016 at an exercise price equal to $1.83 per share of Common Stock. The warrants expire on August 26, 2020.

The issuances of warrants described in items (1) through (4) above were deemed exempt from registration under Section 4(a)(2) or Regulation D of the Securities Act. The recipients of securities in the transactions exempt under Section 4(a)(2) or Regulation D of the Securities Act represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in such transactions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data for the fiscal years ended August 31, 2015 and 2014, and the selected consolidated balance sheet data at August 31, 2015 and 2014 are derived from our audited Consolidated Financial Statements, appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended August 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of August 31, 2013, 2012, and 2011 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results for future periods.

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended August 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Revenues
Product sales	$434	$146	$462	$432	$116
Services	2,286	2,258	4,781	4,939	6,500
Total revenues	$2,720	2,404	5,243	5,371	6,616
Cost and operating expenses(1)
Cost of product sales	5,267	3,021	6,245	2,384	2,492
Research and development	9,684	14,156	16,401	19,155	19,014
Selling, general and administrative	15,946	14,484	15,187	12,634	10,008
Total cost and operating expenses(1)	30,897	31,661	37,833	34,173	31,514
Loss from operations	$(28,177)	(29,257)	(32,590)	(28,802)	(24,898)
Interest expense	(30)	(68)	(46)	(560)	(456)
Interest income	28	5	126	39	7
Other income (expense)	24	-	-	(84)	(11,020)
Loss before income taxes	$(28,155)	(29,320)	(32,510)	(29,407)	(36,367)
Income tax (expense) benefit	(1)	(1)	(1)	(3)	31
Net loss	$(28,156)	(29,321)	(32,511)	(29,410)	(36,336)
Basic and diluted net loss per share attributable to common stockholders(2)	$(4.57)	(6.48)	(10.48)	(17.44)	(146.72)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders(2):
Basic and diluted	6,166,006	4,525,745	3,099,503	1,686,402	247,703

(1)	Our stock-based compensation expense is as follows (in thousands):

	Year ended August 31,
	2015	2014	2013	2012	2011
Cost of product sales	$145	$174	$(170)	$152	$—
Research and development	640	1,031	1,189	293	1,895
Selling, general and administrative	1480	1,863	2,291	1,464	815

Total stock-based compensation expense	$2,265	$3,068	$3,310	$1,909	$2,710

(2)

The basic and diluted loss per share are computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. As we have incurred a net loss for all periods presented all potentially dilutive common shares comprising of stock options, warrants, Convertible Notes and convertible preferred stock have been excluded as they are anti-dilutive.

Our consolidated balance sheet data is as follows (in thousands):

	As of August 31,
	2015	2014	2013	2012	2011
Cash and cash equivalents	$8,095	$3,423	$8,881	$21,069	$21,911
Working capital	$4,544	24,607	28,439	51,226	16,739
Total assets	$11,122	32,424	37,178	69,247	36,797
Common and preferred stock warrant liabilities	$1,631	-	-	-	17,726
Convertible Notes	$-	-	-	-	13,630
Total long-term liabilities	$1,687	93	175	344	33,518
Convertible preferred stock	$-	-	-	-	197,502
Total stockholders’ equity (deficit)	$4,213	$27,609	$33,006	$62,561	$(204,318)

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

Overview

We are an agricultural biotechnology company that develops and markets seeds and traits to produce crops for feed, forages, sugar and other markets. We use a combination of advanced plant breeding, biotechnology and bioinformatics to develop seed products and biotechnology traits to address many of the current limitations and future challenges facing agriculture. These technology platforms, which can increase crop productivity, improve quality, reduce crop inputs and improve cultivation on marginal land, have broad application across multiple end markets, including food, feed, fiber and fuel.

In 2014, we began realigning our business to focus on food and forage opportunities and biotechnology traits for sugarcane and other crops. Previously, we prioritized our working capital in Brazil, where, since 2010 we focused on the large-scale evaluation and adoption of sorghum for bioenergy production. We believe that these changes represent an important step in the transformation of our business as we refocus on our strengths in agricultural technology and redirect our existing seed products and trait pipelines toward food and feed markets being fueled by global prosperity growth.

Our current commercial seed products have demonstrated a number of favorable attributes for forage feed, including high yields and lower water requirements, as well as competitive production costs relative to corn and certain hay crops. In addition our product development pipeline contains numerous traits and seed products that have demonstrated further yield improvements as well as enhanced energy content and nutrition. Following commercial field evaluations in 2014, we launched our U.S. forage sorghum business in 2015 via multiple distribution arrangements. Distributors provide us with local market information, agronomy support and access to their customer-base.

In addition to our forage sorghum opportunity, in certain crops, including corn, rice and sugar beet, we have out-licensed a portion of our traits and gene technology to existing market participants and continue to pursue opportunities to out-license these technologies, among other go-to-market strategies. We believe that the strength of our technology has been validated by our receipt of multiple competitive grants as well as collaborations with leading companies. We also have significant intellectual property rights to our technology platforms, traits and seed products.

We operate in one segment, and accordingly, our results of operations are presented on a consolidated basis. To date the majority of our revenue and expense has been denominated in U.S. dollars and Brazilian Real. In fiscal year 2015 there was a benefit to our operating expenses related to the impact of expenses incurred in Brazilian Real as a result of the strengthening dollar which was offset by increased costs incurred in Brazil.

We generate revenues from product sales, research and development collaboration agreements, government grants and software and services. We began selling products in 2008 and, while our product sales have been minimal to date, we expect product sales to eventually become the primary source of our revenues. We expect future product revenues to include a combination of seed sales and trait fees, similar to current business models used for food crops incorporating biotech traits. As we continue to develop traits for our products, we expect that a significant portion of our product revenues will be generated from the sale of seeds that include our traits.

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

We have invested significantly in research, development and technology and applied our proprietary technology platforms to energy crops and expect to continue to invest in research and development focusing on forage sorghum, as well as traits with significant market potential in other crops, like corn, rice and sugarcane. For the fiscal years ended August 31, 2015 and 2014, we invested $9.7 million and $14.2 million, respectively, in research and development, with the main emphasis on breeding and traits. Our other operating expenses are related to selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the operations of our business and have been dependent on funding our operations through the issuance and sale of equity securities. Our accumulated deficit as of August 31, 2015 was $332.1 million. Our cash and cash equivalents of $8.1 million as of August 31, 2015 is not sufficient to enable us to remain in business beyond January 2016 without raising further capital or significantly curtailing our operations. These circumstances raise substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Therefore, you should not rely on our consolidated financial statements as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Historically, we have funded our operations with payments from collaborators and government grants and the proceeds from issuances of common stock, convertible preferred stock, warrants, convertible notes and debt financing. We have experienced significant losses as we invested heavily in research and development and marketing, and those costs have exceeded revenues. We will continue to need capital to fund our research and development projects, to commercialize our products and to provide working capital to fund other aspects of our business. The Company is evaluating opportunities to secure additional financing, including the issuance of equity or debt, sale or divesture of business units, and additional revenues from grants or collaborations. However there are no assurances that such opportunities will be available or available on terms that are acceptable to the Company. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures will be significantly limited. If this happens, we may be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, grant licenses to our technology and sell assets on terms that are not favorable to us or delay or terminate research and development programs or the commercialization of products or significantly curtail or cease our operations.

On June 19, 2015, we announced the continued realignment of our business to focus on food and forage opportunities and biotechnology traits for sugarcane and other crops. As part of the realignment, we undertook a restructuring of our Brazilian seed operations. The restructuring of our Brazilian seed operations, includes, among other actions, a workforce reduction that initially impacted 14 positions in Brazil primarily related to administration, operations and manufacturing as well as 2 support positions in the United States. We estimated that we would incur charges of approximately $0.6 million over the five-month period ending in October 2015 with respect to the initial workforce reductions in Brazil and the U.S., including $0.1 million in continuation of salary and benefits of certain employees until their work is completed and their positions are eliminated, and $0.5 million of one-time severance and other costs, all of which will be cash expenditures.

As of August 19, 2015, we had initiated a further workforce reduction that impacted an additional 19 positions in Brazil. We estimated that we would incur additional charges of approximately $0.8 million over the four-month period ending on December 31, 2015 with respect to the additional workforce reductions in Brazil, including $0.1 million in continuation of salary and benefits of certain employees until their work is completed and their positions are eliminated, and $0.7 million of one-time severance and other costs, all of which will be cash expenditures. We expect to save up to approximately $8.0 to $10.0 million in cash in fiscal 2016 as a result of restructuring our operations as described above, which is higher than we originally estimated. The restructuring of our Brazilian seed operations is expected to be substantially completed by February 1, 2016. After full implementation of the restructuring plan, our Brazilian operations will be focused on sugarcane trait development activities for the Brazilian sugarcane market. There can be no assurance that we will achieve the cost savings we expect in fiscal 2016 after fully implementing the realignment plan.

In July 2014, our Brazilian subsidiary was selected for a competitive grant and a multi-year credit facility to fund a product development project for sorghum and sugarcane for up to approximately 85 million reais, or $22.1 million, under the government’s PAISS Agricola program. The project consists of a non-repayable grant of up to approximately 10 million reais, or $2.6 million, and a government-subsidized credit facility for up to approximately 67.5 million reais, or $17.55 million. The Company is expected to fund up to approximately 7.5 million reais, or $1.95 million, of the project. While we have received approval for the grant and approval in principle for the credit facility, in light of the restructuring of our Brazilian operations first announced on June 19, 2015, we have approached the Brazilian government to narrow the focus and significantly reduce the size of the project, and it is uncertain at this time if we will draw from the grant or the credit facility.

Public Offerings

On March 10, 2014, we completed a registered public offering of 2,875,000 shares of our Common Stock (including 375,000 shares purchased by the underwriter upon the exercise in full of their right to purchase up to an additional 375,000 shares to cover over-allotments) at a price to the public of $8.00 per share. We received approximately $20.8 million of proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses. We issued warrants to purchase an aggregate of 60,000 shares of common stock to certain affiliated designees of the underwriter as part of the underwriter’s compensation related to the March 10, 2014 registered public offering. The warrants are exercisable at any time or from time to time, in whole or in part, beginning on March 4, 2015 and expire on March 4, 2019. The exercise price is $12 per share of common stock.

On July 30, 2015, we completed a registered public offering of an aggregate of 1,200,000 shares of Common Stock, par value $0.01 per share, of the Company, at an offering price of $1.296 per share for estimated net proceeds of approximately $1.0 million, after deducting the placement agent fee and related offering expenses. In a concurrent private placement, we issued warrants exercisable for one share of Common Stock for each share purchased in the offering for an aggregate of 1,200,000 shares of Common Stock at an exercise price of $1.62 per share. The warrants are exercisable at any time or from time to time, in whole or in part, beginning on January 30, 2016 and expire on January 30, 2021. We also issued warrants to purchase an aggregate of 24,000 shares of our Common Stock at an exercise price of $1.944 per share to the placement agent as part of the placement agent’s compensation. The warrants issued to the placement agent are exercisable at any time or from time to time, in whole or in part, beginning on July 30, 2016 and expire on July 30, 2020.

On August 26, 2015, we completed a registered public offering of an aggregate of 1,598,478 shares of Common Stock, par value $0.01 per share, of the Company, at an offering price of $1.22 per share for estimated net proceeds, together with the concurrent private placement, of approximately $1.7 million, after deducting the placement agent fee and related offering expenses. In a concurrent private placement, we issued warrants exercisable for 0.75 shares of Common Stock for each share purchased in the August 26, 2015 offering for an aggregate of 1,198,859 shares of Common Stock at an exercise price of $1.22 per share. The warrants are exercisable at any time or from time to time, in whole or in part, beginning on February 26, 2016 and expire on February 26, 2021. We also issued warrants to purchase an aggregate of 31,970 shares of our Common Stock at an exercise price of $1.83 per share to the placement agent as part of the placement agent’s compensation. The warrants issued to the placement agent are exercisable at any time or from time to time, in whole or in part, beginning on August 26, 2016 and expire on August 26, 2020.

Key Components of Our Results of Operations

Revenues

To date, our revenues have related to our product sales, collaborative research and government grants.

•	Product Sales. Product sales are primarily composed of seed and biomass sales. We began selling products in 2008.

•	Collaborative Research. Collaborative research revenues generally consist of payments for research and development activities for specific projects. These arrangements may include a combination of non-refundable technology license fees, research and development fees, and/or fees for the achievement of contractually defined milestone events and royalties.

•	Government Grants. Government grant revenues consist of payments from government entities. The terms of these grants generally provide us with reimbursement for research and development services and certain types of capital expenditures over a contractually defined period.

•	Software Licensing and Development. Software licensing and development revenues generally consist of services related to software arrangements that involve (1) significant production, modification or customization and (2) post contract customer support (“PCS”).

Cost of Product Sales

Cost of product sales consists principally of the cost of labor, raw materials and third-party services related to growing, harvesting, packaging and shipping our seeds, and direct and indirect costs related to our biomass sales. These costs are comprised of the direct costs of our seed production employees, as well as the temporary seasonal labor costs during planting and harvesting times. Third-party services include contract labor, grower payments, crop management services and other professional services related to the cost of product sales. Cost of product sales also consists of input costs such as chemicals and seed production costs. Costs associated with collaboration, research and government grants are not included in cost of product sales but instead are included as research and development expenses. Although historically not significant, future royalty expenses associated with collaboration and license agreements with third parties will be included in cost of product sales. The amount of royalties we owe under these agreements is a function of our sales, and the applicable royalty rates depend on a number of factors, including the portion of our third-party collaborator’s intellectual property that is present in our products. We believe that as we increase seed production volumes, we will be able to achieve better economies of scale from third parties as well as our own seed production.

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

We do not track our research and development expenditures by project. Our ongoing research and development activities are dedicated to improving our product offerings, with a main emphasis on breeding, bioinformatics and traits. Our research and development expenses consist principally of personnel and related costs and at November 10, 2015, we had 24 full-time employees primarily engaged in our research and development activities. Our employees’ work time is spread across multiple research and development methods continuously focused on our technology platforms and to a much lesser extent areas for which we have received government grant awards and collaboration funding. As a result of the restructuring of our Brazil operations during July and August 2015, we expect our research and development expenses to be significantly lower during our next fiscal year ended August 31, 2016.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs related to our executive, sales, legal, finance and human resources staff and professional fees including legal and accounting. Selling costs relate to business development and our sales and marketing programs to build brand awareness. We improve our brand awareness through programs including publication of crop management guides, speaking roles at industry events, trade show displays and local-level grower meetings. Costs related to these activities, including travel, are included in selling expenses. We believe that our use of distributors for our forage sorghum products should allow us to operate with relatively modest overall selling expenses for the near term. As a result of the restructuring of our Brazil operations during July and August 2015, we expect our selling, general and administrative expenses to be significantly lower during our next fiscal year ended August 31, 2016.

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

Other Income (Expense)

Other income (expense) consists primarily of the changes in the fair value of our common stock warrants.

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

As of August 31, 2015 and 2014, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have recorded a full valuation allowance against all of our deferred tax assets. As of August 31, 2015, we had approximately $273.9 million of federal, $196.8 million of state and $25.8 million of foreign operating loss carry-forwards available to offset future taxable income, if any, which expire in varying amounts from 2018 through 2035 for federal tax purposes and from 2015 through 2035 for state tax purposes if unused. The carry-forward period for the foreign net operating loss is indefinite. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change”, as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We have not completed a Section 382 analysis to determine if a change in ownership has occurred. Until an analysis is completed, there can be no assurance that the existing net operating loss carry-forwards or credits are not subject to significant limitation.

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

Our financial statements have been prepared under the assumption that we will continue as a going concern. As discussed in the report of our independent registered public accounting firm, dated November 23, 2015, included herein, we have incurred recurring losses and we expect that the current level of cash and cash equivalents will only be sufficient to fund operations through January 2016 which raises substantial doubt as to our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We believe the following critical accounting policies involve significant areas of management’s judgments and estimates in the preparation of our financial statements.

Revenue Recognition

Revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) transfer of product or technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. To date, our primary source of revenues has been derived from research collaborations and government grants, software and services, and to a lesser extent, product sales.

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

•	Technology License Fees. For collaboration agreements in which we have continuing involvement, license fees are recognized on a straight-line basis over the term of the arrangement. Licensing fees are non-refundable and not subject to future performance.

•	Government Grants. We receive payments from government entities in the form of government grants. Government grants generally provide us with cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period, as well as an allocated portion of our overhead expenses. Revenues from government grants are recognized in the period during which the related costs are incurred, provided that substantially all conditions under which the government grants were provided have been met and we only have perfunctory obligations outstanding.

•	Research and Development Fees. Generally, fees for research and development activities are recognized as the services are performed over the performance period, as specified in the respective agreements. Certain of our collaboration agreements require us to deliver research data by specific dates and the collective program plan will result in reaching specific crop characteristics by certain dates. For such arrangements, we recognize revenues either on a straight-line basis over the term of the arrangement or based on the completed contract method under the agreement, but the revenue recognized cannot exceed the payments that have accrued to us to date under the agreement. The research and development period is estimated at the inception of each agreement and is periodically evaluated.

•	Milestone Payments. Fees that are contingent upon achievement of substantive performance milestones at inception of the agreement are recognized based on the achievement of the milestone, as defined in the respective agreements.

We have earned research funding revenues from several agreements with the DOE, the USDA, USAID and several leading biofuel producers whereby we performed research activities and received revenues that partially reimbursed our expenses incurred. Under such grants and agreements, we retained a proprietary interest in the products and technology we developed. These expense reimbursements primarily consisted of direct expense sharing arrangements. We recorded revenue related to these grants of approximately $1.0 million and $1.4 million in the years ended August 31, 2015 and 2014, respectively.

Software and Services

During the years ended August 31, 2015 and 2014, we provided services related to software arrangements that involve (1) significant production, modification or customization and (2) PCS. The customer has the option, annually, to extend the arrangement or elect to receive only maintenance. We do not have vendor specific objective evidence (“VSOE”) related to these components. In addition, there are substantive acceptance provisions related to the production, modification or customization. We apply the completed contract method to these arrangements. However, only costs related to the production, modification or customization are deferred. Revenue is recognized upon acceptance of the production, modification or customization as that is later than the expiration of the annual PCS period. Revenue related to these arrangements was $0.7 million and $0.3 million in 2015 and 2014.

We also had an arrangement that included a license, installation services and PCS. As we do not have VSOE for the elements, we have deferred revenue until PCS is the only undelivered element and will recognize revenue over the remaining PCS period. There was no revenue related to this arrangement during 2015 and 2014.

Billings in Excess of Costs

We recognize billings in excess of costs to the extent that cash received under the software and service arrangements are in excess of the revenues recognized related to the arrangements since the work under the arrangements have not yet been performed, or the work has not been fully completed at the balance sheet date, which is classified as other current liabilities on the accompanying consolidated balance sheets.

For the fiscal year ended August 31, 2015, USAID, Syngenta, Exelus, Florida Crystals and Bayer represented 33.5%, 13.1%, 12.2%, 11.9% and 10.4% of our revenues, respectively. For the fiscal year ended August 31, 2014, USAID, ARPA-E, Exelus, and Syngenta represented 41.9%, 17.5%, 16.5% and 11.6% of our revenues, respectively.

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

The estimated fair value of a stock option using the Black-Scholes option-pricing model is impacted significantly by changes in a company’s stock price. For example, all other assumptions being equal, the estimated fair value of a stock option will increase as the closing price of a company’s stock increases, and vice versa. Prior to the closing of the IPO, we were a private company and, as such, we were required to estimate the fair value of our common stock. In the absence of a public trading market, we determined a reasonable estimate of the then-current fair value of our Common Stock for purposes of granting stock-based compensation based on multiple criteria. We estimated the fair value of our Common Stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, “ Valuation of Privately-Held-Company Equity Securities Issued as Compensation ”, or the AICPA Practice Aid.

Fair Value of Liability Classified Warrants to Purchase Common Stock

We issued warrants to purchase our common stock in connection with issuances of our common stock. We account for these warrants as liabilities as the warrants are not considered indexed to our common stock. We estimate the fair value of these warrants using an option pricing model, which incorporates several estimates and assumptions that are subject to management judgment. Changes in fair value at each period-end are recorded in other income (expense) in our consolidated statement of operation until the earlier of the exercise or expiration of the warrants.

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

In connection with an agreement we entered into on March 31, 2014 to sell our facility and certain equipment located in College Station, Texas, a determination was made that the assets met the criteria to be classified as held for sale and the fair value for the related assets was in excess of their carrying amount. Accordingly, during 2014, we recorded a charge of $0.5 million to research and development expense for the difference between the net carrying amount of these assets of $1.2 million and the net cash proceeds of $0.7 million. On June 2, 2014, we completed the sale of this facility and equipment for net cash proceeds of approximately $0.7 million.

In connection with the announcement we made on June 19, 2015, to restructure our Brazilian seed operations, a determination was made that the fixed assets in Brazil met the criteria to be classified as held for sale and the carrying amount of those assets was in excess of their fair value. Accordingly, we recorded a charge of $0.4 million to cost of product sales, research and development and general and administrative expense for the difference between the net carrying value of these assets of $0.9 million and estimated net cash proceeds of $0.5 million. Fair value of the assets held for sale was determined using an appraisal for certain assets and resale information available for certain assets.

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

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown (in thousands):

	Year Ended August 31,
	2015	2014
Revenues:
Product sales	$434	$146
Services	2,286	2,258
Total revenues	2,720	2,404

Cost and operating expenses:
Cost of product sales	5,267	3,021
Research and development	9,684	14,156
Selling, general and administrative	15,946	14,484
Total cost and operating expenses	30,897	31,661
Loss from operations	(28,177)	(29,257)
Interest expense	(30)	(68)
Interest income	28	5
Other income	24	-
Loss before income taxes	(28,155)	(29,320)
Income tax expense	(1)	(1)
Net loss	$(28,156)	$(29,321)

Comparison of Years Ended August 31, 2015 and 2014

Revenues

	Year Ended
	August 31,
	2015	2014	Change
	(In thousands)
Product sales	$434	$146	$288
Services	2,286	2,258	28
Total revenues	$2,720	$2,404	$316

Our total revenues increased by $0.3 million to $2.7 million for the year ended August 31, 2015 compared to the year ended August 31, 2014. Product sales increased by $0.3 million primarily due to increased biomass sales which resulted from the expansion of our sales incentive and promotional programs for the 2014-2015 sorghum growing season in Brazil. Services revenue remained relatively unchanged at $2.3 million. Within Services, software revenue increased by $0.4 million, which was offset by decreased revenue recognized under our collaborative research programs of $0.4 million.

Cost and Operating Expenses

	Year Ended
	August 31,
	2015	2014	Change
	(In thousands)
Cost of product sales	$5,267	$3,021	$2,246
Research and development	9,684	14,156	$(4,472)
Selling, general and administrative	15,946	14,484	$1,462
Total cost and operating expenses	$30,897	$31,661	$(764)

Cost of Product Sales

Our cost of product sales increased by $2.2 million to $5.3 million for the year ended August 31, 2015 compared to the year ended August 31, 2014. The increase was primarily due to increased expenses of $1.9 million resulting from increases in crop management services performed under our sales incentive and promotional programs for the 2014-2015 growing season in Brazil, and due to $0.3 million of increased expenses related to obsolete seed inventory. As a result of the restructuring of our Brazil operations, we do not expect to incur costs for crop management services in our next fiscal year ended August 21, 2016.

Research and Development Expenses

Our research and development expenses decreased by $4.5 million to $9.7 million for the year ended August 31, 2015 compared to the year ended August 31, 2014. In the U.S., research and development expenses decreased by $4.2 million primarily due to reduced personnel and related expenses of $3.1 million, reduced external research and development and licensing expenses of $0.3 million, and reduced laboratory and agricultural supply costs of $0.8 million. In Brazil, research and development expenses decreased by $0.3 million as a result of decreased personnel and related expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $1.5 million to $15.9 million for the year ended August 31, 2015 compared to the year ended August 31, 2014. In Brazil expenses increased by $1.7 million primarily as a result of increased expenditures related to building our market presence and business infrastructure, and supporting the business activities related to our sales incentive and promotional programs. In the U.S., expenses decreased by $0.2 million primarily due to reduced personnel and related expense of $1.0 million which was mostly offset by increased legal and professional and patent expenses of $0.8 million.

Interest Expense, Interest Income and Other (Expense) Income

	Year Ended
	August 31,
	2015	2014	Change
	(In thousands)
Interest expense	$(30)	$(68)	$38
Interest income	28	5	23
Other income	24	-	24
Total	$22	$(63)	$85

Interest Expense

Interest expense decreased $38,000 for the year ended August 31, 2015 compared to the prior year. The decrease is related to our Brazil operations.

Interest Income

Interest income increased $23,000 for the year ended August 31, 2015 compared to the prior year. The increase was primarily due to higher rates of return from our invested cash balances in Brazil.

Other Income

Other income increased by $24,000 due to the changes in fair market value of our common stock warrants issued in connection with the July and August 2015 financings.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the operations of our business and have been dependent on funding our operations through the issuance and sale of equity securities. Our accumulated deficit as of August 31, 2015 was $332.1 million. Our cash and cash equivalents of $8.1 million as of August 31, 2015 is not sufficient to enable us to remain in business beyond January 2016 without raising further capital or significantly curtailing our operations. These circumstances raise substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Therefore, you should not rely on our consolidated financial statements as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Since our inception, we have incurred significant net losses, and, as of August 31, 2015, we had an accumulated deficit of $332.1 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that we will achieve profitable operations, or if achieved, that we can sustain them on a continued basis.

Historically, we have funded our operations with payments from collaborators and government grants and the proceeds from issuances of Common Stock, convertible preferred stock, warrants, convertible notes and debt financing. We have experienced significant losses as we invested heavily in research and development and marketing, and those costs have exceeded revenues. We will continue to need capital to fund our research and development projects, to commercialize our products and to provide working capital to fund other aspects of our business. The Company is evaluating opportunities to secure additional financing, including the issuance of equity or debt, sale or divesture of business units, and additional revenues from grants or collaborations. However there are no assurances that such opportunities will be available or available on terms that are acceptable to the Company. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures will be significantly limited. If this happens, we may be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, grant licenses to our technology and sell assets on terms that are not favorable to us or delay or terminate research and development programs or the commercialization of products or significantly curtail or cease our operations.

On July 30, 2015, we completed a registered public offering of an aggregate of 1,200,000 shares of Common Stock, par value $0.01 per share, of the Company, at an offering price of $1.296 per share for estimated net proceeds of approximately $1.0 million, after deducting the placement agent fee and related offering expenses. In a concurrent private placement, we agreed to issue warrants exercisable for one share of Common Stock for each share purchased in the July 30, 2015 offering for an aggregate of 1,200,000 shares of Common Stock at an exercise price of $1.62 per share. The warrants are exercisable at any time or from time to time, in whole or in part, beginning on January 30, 2016 and expire on January 30, 2021. We also issued warrants to purchase an aggregate of 24,000 shares of our Common Stock at an exercise price of $1.944 per share to the placement agent as part of the placement agent’s compensation. The warrants issued to the placement agent are exercisable at any time or from time to time, in whole or in part, beginning on July 30, 2016 and expire on July 30, 2020.

On August 26, 2015, we completed a registered public offering of an aggregate of 1,598,478 shares of Common Stock, par value $0.01 per share, of the Company, at an offering price of $1.22 per share for estimated net proceeds, together with the concurrent private placement, of approximately $1.7 million, after deducting the placement agent fee and related offering expenses. In a concurrent private placement, we agreed to issue warrants exercisable for 0.75 shares of Common Stock for each share purchased in the August 26, 2015 offering for an aggregate of 1,198,859 shares of Common Stock at an exercise price of $1.22 per share. The warrants are exercisable at any time or from time to time, in whole or in part, beginning on February 26, 2016 and expire on February 26, 2021. We also issued warrants to purchase an aggregate of 31,970 shares of our Common Stock at an exercise price of $1.83 per share to the placement agent as part of the placement agent’s compensation. The warrants issued to the placement agent are exercisable at any time or from time to time, in whole or in part, beginning on August 26, 2016 and expire on August 26, 2020.

On March 10, 2014, we completed a registered public offering of 2,875,000 shares of our Common Stock (including 375,000 shares purchased by the underwriter upon the exercise in full of their right to purchase up to an additional 375,000 shares to cover over-allotments) at a price to the public of $8.00 per share, resulting in net proceeds of approximately $20.8 million, after deducting underwriting discounts and commissions and offering expenses. We also issued warrants to purchase an aggregate of 60,000 shares of our Common Stock to certain affiliated designees of the underwriter as part of the underwriter’s compensation. The warrants are exercisable at any time or from time to time, in whole or in part, beginning on March 4, 2015 and expire on March 4, 2019. The exercise price is $12.00 per share of Common Stock.

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

For the years ended August 31, 2015 and 2014, we used $0.4 million and $1.0 million, respectively, in cash to fund capital expenditures. We currently anticipate making aggregate capital expenditures of between $0.1 million and $0.5 million for the year ended August 31, 2016.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended August 31,
	2015	2014
Net cash used in operating activities	$(23,217)	$(22,563)
Net cash (used in) provided by investing activities	24,069	(3,589)
Net cash provided by (used in) financing activities	2,725	20,592

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

Net cash outflows of $23.2 million from operating activities during the year ended August 31, 2015 primarily resulted from our net loss of $28.2 million, which was partially offset by non-cash charges of $3.6 million and changes in operating assets of $1.4 million. Non-cash charges primarily included $2.3 million in stock-based compensation expense, $0.7 million in depreciation expense, and $0.5 million in asset impairment. The net change in our operating assets and liabilities was $1.4 million, primarily consisting of an increase in accounts payable and accrued expenses of $0.9 million, an increase in billings in excess of cost of $0.5 million.

Net cash outflows of $22.6 million from operating activities during the year ended August 31, 2014 primarily resulted from our net loss of $29.3 million, which was partially offset by non-cash charges of $5.4 million and changes in operating assets of $1.4 million. Non-cash charges primarily included $1.5 million in depreciation expense, $0.3 million in amortization of discounts on marketable securities and $3.1 million in stock-based compensation expense. The net change in our operating assets and liabilities was $1.3 million, primarily consisting of an increase in accounts payable and accrued expenses of $0.4 million, an increase in billings in excess of cost of $0.4 million and a decrease in accounts receivable of $0.6 million.

Cash Flows from Investing Activities

Our investing activities consisted primarily of net investment purchases, maturities of investments and capital expenditures.

Net cash provided by investing activities was $24.1 million during the year ended August 31, 2015, which resulted from the maturity of marketable securities of $25.1 million and proceeds from sale of property and equipment of $0.1 million, which was partially offset by the purchases of marketable securities of $0.7 million and purchases of property and equipment of $0.4 million.

Net cash used in investing activities was $3.6 million during the year ended August 31, 2014, which resulted from the purchase of marketable securities of $33.1 million and the purchase of property and equipment of $1.0 million, which was mostly offset by the maturity of marketable securities of $29.7 million and proceeds from the sale of the property and equipment of $0.8 million.

Cash Flows from Financing Activities

Net cash inflows of $2.7 million from finance activities during the year ended August 31, 2015 was due to $2.8 million net proceeds from the issuance of common stock and warrants in connection with our July and August 2015 financings, which was partially offset by $0.1 million of payments on capital leases.

Net cash inflows of $20.6 million from finance activities during the year ended August 31, 2014 was due to $20.8 million net proceeds from the issuance of common stock in connection with our follow-on equity offering, which was partially offset by $0.2 million of payments on capital leases.

Contractual Obligations

The following is a summary of our contractual obligations as of August 31, 2015:

		For Years Ended August 31,
Contractual Obligations	Total	2016	2017	2018	2019	2020 and thereafter
	(In thousands)
Operating Lease Obligations	$2,527	$621	606	$618	631	$51
Research Collaboration Agreements	$652	602	50	-	-	-
Total	$3,179	$1,223	$656	$618	631	$51

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

Seasonality

Product sales are dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the years ended August 31, 2015 and 2014 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended August 31, 2015 and 2014. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

The information contained in Note (1) to the Audited Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference in this Part I, Item 7.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are also exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States and Brazil.

Interest Rate Risk

As of August 31, 2015, our exposure to risk for changes in interest rates primarily related to our cash equivalents and marketable securities. We have investments in money market funds, commercial paper and corporate bonds, which all have relatively short term maturities. Accordingly, our interest income fluctuates with short term market conditions. All marketable securities are classified as available for sale and are highly liquid. Due to the relatively short-term nature of our investments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot assure you that we will not experience losses on these deposits.

Prior to completion of the IPO, our exposure to risk for changes in interest rates had primarily related to our equipment loans with Silicon Valley Bank, which were variable-rate debt obligations. At August 31, 2015, we had paid off all amounts due and owing under the equipment loans and have limited interest rate risk related to our indebtedness.

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

Through August 31, 2015, the fluctuations in the Brazil Real for our operations in Brazil had no adverse impact on our results of operations as the U.S. Dollar has been strengthening against the Brazil Real. If our international operations in Brazil were to grow, our results of operations and cash flows would become increasingly subject to fluctuations due to changes in the foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the Brazil Real, our foreign-currency based expenses increase when translated into U.S. dollars. To date, we have not hedged the risks associated with foreign currency exchange exposure. As the risks associated with fluctuations in the Brazil Real become greater, we will continue to reassess our approach to managing this risk.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2015.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2015 based on the guidelines established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. In connection with the Company’s assessment of the effectiveness of internal control over financial reporting, the Company identified the following material weaknesses that existed as of August 31, 2015:

•	Control Environment - We determined that our ability to evaluate the appropriate accounting for significant, unusual transactions and controls pertaining to risk assessment over these transactions did not operate effectively, resulting in a material weakness. Significant unusual transactions during the year ended August 31, 2015 included (a) the evaluation of the impact of the actions taken by the Company in Brazil, including the classification of assets held for sale; and (b) the issuance of liability classified warrants. This material weakness contributed to the other material weaknesses described below and an environment where there was more than a remote likelihood that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected. This material weakness had previously been identified as a significant deficiency as of August 31, 2014, but was not effectively remediated during the year ended August 31, 2015.

•	Control Activities – Expenses in Brazil. The design and operating effectiveness of our controls were inadequate to ensure that operating expenses in Brazil were reviewed and approved for accuracy and completeness and that we identified, accumulated and documented appropriate information necessary to support such expenses.

•	Control Activities - Revenue Recognition. The design and operating effectiveness of our controls were inadequate to ensure that the reported amount and timing of revenue recognition was accurate.

The Company also identified a significant deficiency, which was that the design of our controls over the accuracy of the year end financial statements was not at a sufficient level of precision.

Errors identified and corrected in our financial statements and the aforementioned material weaknesses and significant deficiency identified by management resulted in a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As a result, management concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2015.

The Company reviewed the results of management’s assessment with the Audit Committee of the Company’s Board of Directors.

Because we are an "emerging growth company" as defined in the JOBS Act, we are not currently required to comply with the auditor attestation requirements related to internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

Management's Remediation Activities

During the fourth quarter of the fiscal year ended August 31, 2015, our Brazil operations were significantly reduced, including a significant reduction in headcount. Effective September 1, 2015 the Company engaged Grant Thornton to oversee all in-house accounting and financial reporting activities related to our Brazil subsidiary. We believe engaging Grant Thornton to oversee all in-house accounting and financial reporting activities related to our Brazil subsidiary and controls and the significant reduction in our activities in Brazil will remediate the material weakness related to our expenses in Brazil.

With the oversight of senior management and our audit committee, we plan to retain an outside third-party to assist in the review, documentation and recommendation of appropriate accounting treatment for significant unusual transactions and revenue recognition and implement quarterly management controls review over such items going forward.

(c) Changes in Internal Controls over Financial Reporting

Other than the changes described above under “Management's Report on Internal Control over Financial Reporting,” there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

Executive Officers and Directors

The following table sets forth information regarding our executive officers, directors and key employees as of November 10, 2015.

Name	Age	Position
Board of Directors:
Cheryl Morley (1) (2)	61	Chair of the Board
Pascal Brandys (1)	56	Director
Richard Flavell, Ph.D. (2)	72	Director
Robert Goldberg, Ph.D. (3)	71	Director
Aflalo Guimaraes (2) (3)	46	Director
Richard Hamilton, Ph.D.	53	Director, President and Chief Executive Officer
Thomas Kiley (1) (3)	72	Director

Other Executive Officers and Key Employees:
Paul Kuc	53	Chief Financial Officer
Wilfriede van Assche	60	Senior Vice President, General Counsel and Secretary
Roger Pennell, Ph.D.	56	Vice President of Trait Development

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
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

Pascal Brandys, Director

Mr. Brandys served on our Board of Directors from December 1997 until March 2014. He rejoined the Board in September 2014. Mr. Brandys is the President and managing member of Biobank Technology Ventures, LLC, an early-stage life sciences investment company which he co-founded in 2001. He was previously a co-founder of the genomics company, Genset S.A., and also served as its Chairman and Chief Executive Officer from 1989 to 2000. Mr. Brandys is currently a director of several private companies and previously served as a director of Ilog S.A. and Innogenetics N.V. He holds an M.S. in Economic Systems from Stanford University and is a graduate of the Ecole Polytechnique of Paris. Mr. Brandys brings extensive business experience in the genomics field and experience as an executive and an investment professional to our Board of Directors.

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

Aflalo Guimaraes, Director

Mr. Guimaraes has served on our Board since December 2014. He is a Managing Director of the Invus Group. He joined Invus in 1998. Prior to joining Invus, Mr. Guimaraes was at Marakon Associates where as a manager he led strategic consulting engagements for large multinational companies in a wide range of industries including financial services, retail and consumer products. Previously he worked at the Federal Reserve Bank. Mr. Guimaraes holds an MBA from the University of Pennsylvania's The Wharton School and a BA in Economics and Political Science from Yale University. He also serves on the boards and audit committees of a number of private companies. Mr. Guimaraes brings extensive financial and business expertise to our Board of Directors.

Richard Hamilton, Ph.D., President, Chief Executive Officer and Director

Dr. Hamilton joined Ceres in 1998. He served as our Chief Financial Officer until September 2002, at which time he was appointed President and Chief Executive Officer. He has served on our Board of Directors since 2002. In addition to his leadership role at Ceres, Dr. Hamilton sits on the Keck Graduate Institute Advisory Council and he was a founding member of the Council for Sustainable Biomass Production. He has served on the U.S. Department of Energy’s Biomass Research and Development Technical Advisory Committee and has been active in the Biotechnology Industry Organization where he has served as Vice Chairman of the organization, chaired its Food and Agriculture Governing Board and served in other leadership roles. From 1992 to 1997, Dr. Hamilton was a principal at Oxford Bioscience Partners, one of the leading investors in the genomics field and a founder of Ceres. From 1990 to 1991, he was a Howard Hughes Medical Institute Research Fellow at Harvard Medical School. Dr. Hamilton holds a Ph.D. in molecular biology from Vanderbilt University. Dr. Hamilton brings extensive management experience and biotechnology industry expertise to our Board of Directors.

Thomas Kiley, Director

Mr. Kiley has served as a director of Ceres since May 2003. He became the first general counsel of Genentech in February 1980 and later served as its vice president for corporate development until 1988. Previously, Mr. Kiley practiced intellectual property litigation as a partner of Lyon & Lyon from June 1969 until January 1980. Mr. Kiley served as a director of Transcept Pharmaceuticals, Inc., a publicly traded pharmaceutical company from February 2004 to October 2014 upon completion of a merger with Paratek. He also serves as a director of several privately-held development stage companies. From July 1996 to May 2013, Mr. Kiley served as a director of Geron, Inc., a publicly traded biopharmaceutical company. He received his B.S. in chemical engineering from The Pennsylvania State University and his J.D. from The George Washington University School of Law. He is a member of the State Bar of California. Mr. Kiley brings extensive experience as an intellectual property attorney and director of other public companies to our Board of Directors.

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

Board of Directors

Our Board of Directors currently consists of seven members. Our amended and restated certificate of incorporation and our amended and restated bylaws permit our Board of Directors to establish by resolution the authorized number of directors.

Our amended and restated certificate of incorporation and our amended and restated bylaws provide for a classified Board of Directors consisting of three classes, with staggered three-year terms as follows:

•        Class I directors, whose current term will expire at the annual meeting of stockholders to be held in 2016;

•        Class II directors, whose current term will expire at the annual meeting of stockholders to be held in 2017; and

•        Class III directors, whose current term will expire at the annual meeting of stockholders to be held in 2018.

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

The Class I directors consist of Dr. Goldberg, Mr. Guimaraes and Mr. Kiley; the Class II directors consist of Dr. Flavell and Dr. Hamilton; and the Class III directors consist of Mr. Brandys and Ms. Morley.

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

Our Board of Directors has reviewed its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that none of Messrs. Brandys, Goldberg, Guimaraes, Flavell and Kiley and Ms. Morley, representing six of our seven directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of the NASDAQ Stock Market.

Our Board of Directors also determined that Messrs. Brandys, and Kiley and Ms. Morley, who comprise our Audit Committee, and Mr. Guimaraes and Ms. Morley, who comprise our Compensation Committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of The NASDAQ Stock Market. In making this determination, our Board of Directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock held by each non-employee director.

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee, Compensation Committee and a Nominating and Corporate Governance Committee. Each committee has the composition and responsibilities described below.

Audit Committee

Our Audit Committee is comprised of Ms. Morley and Messrs. Kiley and Brandys, who is the chair of the Audit Committee. The composition of our Audit Committee meets the requirements for independence under the current NASDAQ Stock Market and SEC rules and regulations. Each member of our Audit Committee possesses financial sophistication as defined under the rules of the NASDAQ Stock Market. Ms. Morley and Mr. Brandys are our “Audit Committee financial experts” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. Being an “Audit Committee financial expert” does not impose on Ms. Morley or Mr. Brandys any duties, obligations or liabilities that are greater than are generally imposed on them as a member of our Audit Committee and our Board of Directors. Our Board of Directors has adopted a charter for our Audit Committee, which provides, among other things, that our Audit Committee will:

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

Compensation Committee

Our Compensation Committee is comprised of Mr. Flavell, Mr. Guimaraes and Ms. Morley, who is the chair of the Compensation Committee. Mr. Flavell joined the Compensation Committee on October 11, 2015. The composition of our Compensation Committee meets the requirements for independence under the current NASDAQ Stock Market and SEC rules and regulations. The purpose of our Compensation Committee is to set compensation policy, administer compensation plans and recommend compensation for executive officers to the Board of Directors. Our Board of Directors has adopted a charter for our Compensation Committee, under which our Compensation Committee will discharge the responsibilities of our Board of Directors relating to compensation of our executive officers, and will, among other things:

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

Nominating and Corporate Governance Committee

Our Board of Directors has established a Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee is comprised of Messrs. Goldberg, Guimaraes and Kiley, who is the chair of the Nominating and Corporate Governance Committee. The composition of our Nominating and Corporate Governance Committee meets the requirements for independence under the current NASDAQ Stock Market and SEC rules and regulations. Our Board of Directors has adopted a charter for our Nominating and Corporate Governance Committee, under which our Nominating and Corporate Governance Committee will, among other things:

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

Compensation Committee Interlocks and Insider Participation

During fiscal 2015, our Compensation Committee consisted of Mr. Guimaraes and Ms. Morley, who is the chair of our Compensation Committee. Mr. Flavell joined the Compensation Committee on October 11, 2015. Mr. Daniel Glat was a member of the Compensation Committee until his resignation as a director in July 2015. None of them has at any time during the last fiscal year been one of our officers or employees, nor have any of our executive officers served as a member of the Board of Directors, or as a member of the compensation or similar committee, of an entity that has one or more executive officers who served on our Board of Directors or Compensation Committee during fiscal 2015.

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

Director Compensation

The following table sets forth information concerning the compensation of our directors during the year ended August 31, 2015:

Name (1)	Fees earned or paid in cash ($)	Option awards ($) (2)	All other compensation ($)		Total ($)
Pascal Brandys (3)	32,375	5,766	—		38,141
Raymond Debbane (4)	17,831		—		17,831
Richard Flavell, Ph.D.	30,000	1,363	45,340	(5)	76,703
Daniel Glat (6)	29,637	1,363	—		31,000
Robert Goldberg, Ph.D.	32,625	1,363	—		33,988
Aflalo Guimaraes (7)	19,288	3,361	—		22,648
Thomas Kiley	43,500	1,363	—		44,863
Steven Koonin, Ph. D. (8)	42,339	1,363	—		43,702
Cheryl Morley	76,875	1,363	—		78,238

(1)	Dr. Hamilton, our President and Chief Executive Officer, is not included in this table as he is an employee of the Company and does not receive additional compensation for his service as a director. All of the compensation paid to Dr. Hamilton for the services he provides to us is reflected in the Summary Compensation Table.

(2)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during fiscal 2015, computed in accordance with ASC Topic 718. The assumptions used by us in determining the grant date fair value of option awards and our general approach to our valuation methodology are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Stock-based Compensation” section of this Annual Report on Form 10-K. These amounts do not correspond to the actual value that may be recognized by the non-employee directors.

(3)	Mr. Brandys had chosen not to stand for re-election to the Board of Directors at the 2014 Annual Shareholder Meeting and left the Board of Directors in March 2014. On September 12, 2014, Mr. Brandys was elected to serve as a Class III director for a term beginning September 12, 2014 and expiring at the Company’s annual meeting of stockholders in 2015, to fill the vacancy on the Board.

(4)	Mr. Debbane resigned from the Board of Directors in December 2014.

(5)	Represents payments for consulting services performed under Dr. Flavell’s exclusive consultancy agreement described under “Narrative to Director Compensation Table” below.

(6)	Mr. Glat resigned from the Board of Directors in July 2015.

(7)	Mr. Guimaraes joined the Board of Directors in December 2014.

(8)	Mr. Koonin resigned from the Board of Directors in July 2015.

Narrative to Director Compensation Table.

Based on the recommendation of our Compensation Committee, our Board of Directors has adopted a compensation policy that is applicable to all of our non-employee directors. Under our Amended and Restated Non-employee Director Compensation Program, each non-employee director will receive an annual cash retainer and an annual stock option grant. In addition, upon initial appointment to the Board of Directors, each non-employee director will receive an initial stock option grant. In addition, committee members who serve on one or more of the Audit, Compensation or Nominating and Governance Committee of the Board of Directors will receive, for each committee he or she serves on, either an additional annual cash committee retainer or, in the case of a committee chair, a committee chair retainer paid in lieu of the committee retainer. If we elect a lead/non-executive chair of the Board of Directors, he or she will also receive an additional annual cash lead director retainer. All annual cash retainers are payable on a quarterly basis. The retainer and stock option amounts that we provide are as follows:

•	an annual retainer of $30,000, payable on a quarterly basis;
•	an initial stock option grant to purchase 1,458 shares, to vest annually over three years;
•	an annual stock option grant to purchase 729 shares, to vest 100% on January 31 of the year following the date of grant;
•	an annual retainer for committee members as follows: $7,500 for members of the audit and compensation committees, and $3,500 for members of the nominating and governance committee;
•	an annual retainer for committee chairs as follows: $15,000 for the chairs of the audit and compensation committees, and $6,000 for the chair of the nominating and governance committee;
•	an additional annual retainer of $30,000 for any non-employee director appointed as lead/non-executive chairman of the board of directors; and
•	reimbursement for reasonable out-of-pocket business expenses.

In connection with Dr. Flavell’s retirement from the position of Chief Scientific Officer in October 2012, we entered into an exclusive consultancy agreement with him. Pursuant to the consultancy agreement, Dr. Flavell will earn $2,000 per day for 20 to 25 days of service per year, and he agrees not to provide services to any other party in the field of commercial, for profit bioenergy crop activities. The consultancy agreement had an initial term of one year, effective October 11, 2012, and automatically renews for an undetermined amount of time, subject to termination by either party by giving six months’ notice. In June 2013, Dr. Flavell was granted an option to purchase 625 shares of our Common Stock under the Amended and Restated Ceres, Inc. 2011 Equity Incentive Plan, or the 2011 Plan, in connection with his consulting services.

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

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics which applies to all directors, officers and employees of Ceres, Inc. and its subsidiaries, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics is available on our website, www.ceres.net , in the “Investors” section.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the years ended August 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
Richard Hamilton
President and Chief Executive Officer	2015	478,923	—	13,250	18,872	10,900	(3)	521,945
	2014	466,000	168,925	103,333	163,334	10,100		911,692
	2013	466,000	—	262,824	—	10,934		739,758
Paul Kuc
Chief Financial Officer	2015	332,231	—	4,770	6,040	6,778	(4)	349,819
	2014	323,000	96,900	82,667	130,666	6,263		639,496
	2013	323,000	—	182,172	—	6,582		511,754
Wilfriede van Assche
Senior Vice President and General Counsel	2015	308,308	—	3,710	4,908	10,349	(5)	327,275
	2014	300,000	90,000	16,533	26,134	10,100		442,767
	2013	300,000	—	—	—	10,295		310,295

(1)	Bonuses for our named executive officers were determined on a discretionary basis by our Compensation Committee and our Board of Directors. In general, the amount of each named executive officer’s target bonus was not determined by applying any specific formula, but was determined based upon the following: (i) the achievement of company milestones; (ii) the achievement of individual milestones; and (iii) other factors deemed relevant by our Compensation Committee and our Board of Directors. In fiscal 2015, the Compensation Committee did not grant any discretionary bonuses.

(2)	The amounts in the “Stock Awards” and “Option Awards” column reflect the aggregate grant date fair value of stock options and restricted stock awards granted during fiscal 2013, fiscal 2014 and fiscal 2015 as applicable, computed in accordance with ASC Topic 718. The assumptions used by us in determining the grant date fair value of option awards and our general approach to our valuation methodology are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Stock-based Compensation” section of this Annual Report on Form 10-k. These amounts do not correspond to the actual value that may be recognized by the named executive officers.

(3)	This amount includes a company matching contribution to our 401(k) plan in the amount of $10,600 and company-paid life insurance premiums in the amount of $300.

(4)	This amount includes a company matching contribution to our 401(k) plan in the amount of $6,478 and company-paid life insurance premiums in the amount of $300.

(5)	This amount includes a company matching contribution to our 401(k) plan in the amount of $10,049 and company-paid life insurance premiums in the amount of $300.

Outstanding Equity Awards at Fiscal 2015 Year-End

The following table itemizes outstanding equity awards held by the named executive officers as of August 31, 2015.

	Option Awards							Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable (1) *		Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock (#) That Have Not Vested**	Stock Award Grant Date	Market Value of Shares or Units of Stock ($) That Have Not Vested (3)
Richard Hamilton	12/19/2002	49,999	(4)	—		15.60	12/18/2015
	1/16/2006	8,541	(5)	—		31.20	1/15/2016
	12/21/2007	23,415	(6)	—		54.00	12/20/2017
	6/23/2011	8,332	(7) (8)	—		134.16	6/22/2021
	2/27/2012	11,180	(9) (10)	5,485	(9) (10)	104.00	2/26/2022
								1,942	10/10/2012	2,292
	9/25/2013	20,832	(11) (12)	—		9.92	9/24/2023
	9/12/2014	—		6,249	(13) (14)	4.24	9/11/2024	2,344	9/12/2014	2,766
Paul Kuc	9/3/2008	13,749	(15)	—		54.00	9/2/2018
	6/8/2010	4,165	(16)	—		54.00	6/7/2020
	6/23/2011	1,666	(7) (8)	—		134.16	6/22/2021
	2/27/2012	3,665	(9) (10)	2,167	(9) (10)	104.00	2/26/2022
								1,346	10/10/2012	1,588
	9/25/2013	16,665	(11) (12)	—		9.92	9/24/2023
	9/12/2014			2,000	(13) (14)	4.24	9/11/2024	844	9/12/2014	996
Wilfriede van Assche	1/16/2006	4,270	(5)	—		31.20	1/15/2016
	6/8/2010	1,041	(16)	—		54.00	6/7/2020
	1/20/2011	2,082	(17)	—		58.56	1/19/2021
	6/23/2011	1,666	(7) (8)	—		134.16	6/22/2021
	2/27/2012	2,275	(9) (10)	1,474	(9) (10)	104.00	2/26/2022
	9/25/2013	3,333	(11) (12)	—		9.92	9/24/2023
	9/12/2014	—		1,625	(13) (14)	4.24	9/11/2024	657	9/12/2014	775

*	All stock options issued under our 2010 Stock Option/Stock Issuance Plan, or the 2010 Plan, and our 2000 Stock Option/Stock Issuance Plan, or the 2000 Plan, may be exercised prior to vesting, subject to repurchase rights that expire over the vesting periods indicated in the footnotes below.

**	Unvested shares of restricted stock are generally forfeited if the named executive officer’s employment terminates, except to the extent otherwise provided in an employment agreement or award agreement. The stock awards held by our named executive officers awards may be accelerated upon a change in control of our company, and/or a termination of employment following a change in control, as further described below in “Executive Compensation — Potential Severance Payments upon Termination and upon Termination Following a Change in Control”.

(1)	Unless otherwise specified, options granted before 2011 vest as to 25% of the original number of shares on the first anniversary of the vesting commencement date and the remainder of the shares vest ratably each month thereafter until the fourth anniversary of the vesting commencement date. Notwithstanding the foregoing, awards may be accelerated upon a change in control of our company, and/or a termination of employment following a change in control, as further described below in “Executive Compensation — Potential Severance Payments upon Termination and upon Termination Following a Change in Control”. Unvested options granted under the 2010 Plan and the 2000 Plan are subject to early exercise, in which case, until they vest, the shares acquired pursuant to such exercise will be restricted and subject to repurchase by the Company at the exercise price upon the participant’s termination of employment.

(2)	The option exercise price for options granted prior to our initial public offering represents the fair market value of our Common Stock as of the date of grant, as determined by our Board of Directors. The option exercise price for all options granted on February 27, 2012 have an exercise price equal to the initial public offering price per share of our initial public offering. For a discussion of our methodology for determining the fair market value of our Common Stock, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” section of this Annual Report on Form 10-k.
(3)	The market value of stock awards reported is computed by multiplying the number of shares of Restricted Stock granted by $1.18, which was the closing market price of one share of our Common Stock on August 31, 2015. The restricted stock awards granted in fiscal 2013 vest in three equal annual installments beginning October 10, 2013. The restricted stock awards granted in fiscal year 2015 vest in four equal annual installments on July 19, 2015, July 19, 2016, July 19, 2017, and July 19, 2018.

(4)	The vesting commencement date of this grant is September 23, 2002. The options underlying this grant were originally scheduled to expire on December 18, 2012. On August 15, 2012, we held a Special Meeting of Stockholders, at which the stockholders of the Company approved an amendment to the 2000 Plan to extend the term of such options to thirteen years from their date of grant (subject to the consent of the affected option holders). Mr. Hamilton consented to the extension of these options to purchase 49,999 shares of Common Stock on September 10, 2012.
(5)	The vesting commencement date of this grant is January 16, 2006.
(6)	The vesting commencement date of this grant is December 21, 2007.
(7)	All options granted on June 23, 2011, are subject to a five-year vesting schedule with a two-year cliff, with 40% of the options vesting on the second anniversary of the grant date and the remainder vesting ratably each month thereafter until the fifth anniversary of the grant date.
(8)	The vesting commencement date of this grant is June 23, 2011.
(9)	All options granted on February 27, 2012 are subject to a five-year vesting schedule with a two-year cliff, with 40% of the options besting on the second anniversary of the grant date and the remainder vesting ratably each month thereafter until the fifth anniversary of the grant date.
(10)	The vesting commencement date of this grant is February 27, 2012.
(11)	All options granted on September 25, 2013, are subject to a two-year vesting schedule, with 50% of the options vesting on July 19, 2014 and the remaining 50% of the options vesting on July 19, 2015.
(12)	The vesting commencement date of this grant is September 25, 2013.
(13)	All options granted on September 12, 2014, vest as to 25% of the original number of shares on the first anniversary of the vesting commencement date and the remainder of the shares vest ratably each month thereafter until the fourth anniversary of the vesting commencement date.
(14)	The vesting commencement date of this grant is September 12, 2014.
(15)	The vesting commencement date of this grant is September 3, 2008.
(16)	The vesting commencement date of this grant is June 8, 2010.
(17)	The vesting commencement date of this grant is January 20, 2011.

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

Under the executive employment agreements, the following definitions apply:

•	“Cause” is defined as (i) a material breach of the employment agreement or any other written agreement with the Company to the extent the breach is not cured within 30 days; (ii) the named executive officer’s conviction or plea of nolo contendere to a felony or another crime involving dishonesty or moral turpitude or which could reflect negatively on or otherwise impair or impede the Company’s operations; (iii) the named executive officer’s engaging in misconduct, negligence, dishonesty, violence or threat of violence that is injurious to the Company; (iv) a material breach of a written policy of the Company or the rules of any governmental or regulatory body applicable to the Company that could result in an adverse effect on the Company or could reflect negatively on or impair the operations of the Company or (v) any other willful misconduct that is materially injurious to the financial condition or business reputation of the Company.
•	“Good reason” is defined as any of the following: (i) an adverse change in the named executive officer’s position with the Company that materially reduces his or her level of authority, duties or responsibility; (ii) a reduction of base salary by more than five percent (except a reduction of 15% or less if the reduction is similarly applied to all executives); (iii) a relocation of place of employment by more than 50 miles without the executive’s consent or (iv) a substantial change in the nature or orientation of the Company’s core business such that the Company is no longer substantially engaged in the agricultural biotechnology business.
•	A “change in control” means the occurrence of any of the following events: (i) any person or group becomes the beneficial owner of greater than 50% of the Company’s total voting power; (ii) the sale of substantially all of the Company’s assets; or (iii) the consummation of a merger or consolidation of the Company, after which the voting securities of the Company outstanding immediately prior to the event no longer represent 50% or more of the voting power represented by the voting securities of the Company or surviving entity immediately after the event.

As of the end of August 31, 2015, the salaries of our named executive officers were as follows:

Name	Salary ($)
Richard Hamilton	480,000
Paul Kuc	333,000
Wilfriede van Assche	309,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock, as of November 10, 2015, by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our voting securities;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

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

Percentage ownership of our common stock in the table is based on 8,830,700 shares of our common stock outstanding on November 10, 2015. The number of shares beneficially owned by each person or group as of November 10, 2015 includes shares of common stock that such person or group had the right to acquire on or within 60 days after November 10, 2015, upon the exercise of options and warrants. References to options and warrants in the footnotes of the table below include only options and warrants outstanding as of November 10, 2015 that were exercisable on or within 60 days after November 10, 2015. For the purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after November 10, 2015 are included for that person or group but not the stock options or warrants of any other person or group.

Information in the table is derived from SEC filings made by such persons on Schedule 13D, Schedule 13G and/or under Section 16(a) of the Exchange Act and other information received by us. Except as otherwise set forth below, the address of the beneficial owner is c/o Ceres, Inc., 1535 Rancho Conejo Blvd., Thousand Oaks, CA 91320.

Name and Address of Beneficial Owner	Number (#)	Percentage (%)
5% Stockholders
Artal Luxembourg S.A. (1)	1,080,750	12.16

Directors and Named Executive Officers
Cheryl Morley (2)	2,187		*
Pascal Brandys (3)	12,883		*
Richard Flavell (4)	32,052		*
Robert Goldberg (5)	29,270		*
Aflalo Guimaraes (6)	486		*
Richard Hamilton (7)	107,063	1.20
Thomas Kiley (8)	12,376		*
Paul Kuc (9)	55,324		*
Wilfriede van Assche (10)	21,168		*
All directors and executive officers as a group (10 persons)	302,961	3.36%

*	Less than 1%.

(1)	Includes 56,730 shares of Common Stock that may be acquired pursuant to the exercise of warrants held by Artal Luxembourg S.A. The address for Artal Luxembourg S.A. is 10-12 avenue Pasteur, L-2310 Luxembourg.
(2)	Includes 2,187 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of November 10, 2015.

(3)	Includes 5,563 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of November 10, 2015.

(4)	Includes 18,030 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of November 10, 2015, 167 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Dr. Flavell’s cessation of service with us prior to vesting.

(5)	Includes 23,503 shares of Common Stock held by The Robert B. Goldberg Revocable Living Trust and 5,767 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of November 10, 2015.

(6)	Includes 486 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of November 10, 2015.
(7)	Includes 2,344 shares of restricted stock held by Dr. Hamilton, 4,166 shares of Common Stock held by the Richard Hamilton 2011-Ceres GRAT and 75,135 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of November 10, 2015, 833 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Dr. Hamilton’s cessation of service with us prior to vesting.

(8)	Includes 7,810 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of November 10, 2015. Also includes 1,842 shares of Common Stock held by The Kiley Revocable Trust and 641 shares of Common Stock issuable upon the exercise of warrants held by The Kiley Revocable Trust.

(9)	Includes 844 shares of restricted stock held by Mr. Kuc and 40,903 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of November 10, 2015, 167 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Kuc’s cessation of service with us prior to vesting.

(10)	Includes 657 shares of restricted stock held by Ms. van Assche and 15,502 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of November 10, 2015, 167 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Ms. van Assche’s cessation of service with us prior to vesting.

Equity Compensation Plans

The following table provides information as of November 10, 2015 regarding compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	402,130	(1)	$43.85	150,800	(2)
Equity compensation plans not approved by stockholders	—		—	—
Total	402,130	(1)	$43.85	150,800	(2)

(1)	Consists of shares underlying stock options granted under our Amended and Restated 2011 Equity Incentive Plan, or the 2011 Plan, our 2010 Stock Option/Stock Issuance Plan, or the 2010 Plan, and our 2000 Stock Option/Stock Issuance Plan, or the 2000 Plan.

(2)	Consists of shares issuable under the 2011 Plan and the 2010 Plan. No additional shares are available for future issuance under the 2000 Plan other than in respect of shares underlying outstanding stock options. The shares issuable under the 2011 Plan may be increased by the number of shares that would have been issuable under any stock option granted under the 2010 Plan or the 2000 Plan that were forfeited or that expired without being exercised. No future grants will be made under the 2010 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements, including employment, termination of employment and change-in-control and indemnification arrangements, discussed above under “Item 10. Management” and “Item 11. Executive Compensation,” the following is a description of each transaction since September 1, 2014, and each currently proposed transaction in which:

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

Indemnification Arrangements

We have entered into an indemnity agreement with each of our directors and officers. The indemnity agreements and our amended and restated certificate of incorporation and amended and restated bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law. Please see “Item 10. Management — Limitation of Liability and Indemnification of Officers and Directors”.

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

Registration Rights Agreement

Stockholder Registration Rights

On July 30, 2015, we entered into a Registration Rights Agreement with certain stockholders, and on August 26, 2015, we amended and supplemented the Registration Rights Agreement. We agreed pursuant to the Registration Rights Agreement to provide certain rights to those stockholders that are a party to the Registration Rights Agreement to register (i) the shares of our Common Stock issuable upon exercise of outstanding warrants held by such stockholders and (ii) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the warrants or shares underlying the warrants held by such stockholders. We will bear all expenses incurred in connection with our performance of or compliance with the Registration Rights Agreement, including, without limitation, all registration, filing and qualification fees, printers and accounting fees and fees and disbursements of our counsel.

The registration rights provided for under the Registration Rights Agreement terminate after the earlier of (a) all securities registrable under the Registration Rights Agreement have been disposed of pursuant to an effective registration statement, (b) all securities registrable under the Registration Rights Agreement have been sold pursuant to Rule 144 under the Securities Act, (c) all securities registrable under the Registration Rights Agreement may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 as set forth in a written opinion letter to such effect, addressed, delivered and acceptable to the Transfer Agent or (d) the five (5) year anniversary of the date of the issuance of the warrants that were the subject of the registration rights agreement.

Piggyback Registration Rights

Pursuant to the Registration Rights Agreement, if, subject to certain exceptions, we determine to register any of our equity securities under the Securities Act, we are required to promptly give holders of Registrable Securities under the Registration Rights Agreement written notice of such determination. Upon the written request of each eligible holder, we will, subject to certain limitations, cause to be registered under the Securities Act all such securities that each such holder has requested to be registered.

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

Independent Registered Public Accounting Firm’s Fees

The following table presents fees billed for professional audit services and other services rendered to us by KPMG LLP for the years ended August 31, 2015 and 2014 (in thousands).

	Year ended August 31,
	2015	2014
Audit Fees	$673	$658
Audit-related Fees	—	45
Tax Fees	—	—
All Other Fees	3	3
TOTAL	$676	$706

In the above table, in accordance with applicable SEC rules:

•	The “Audit Fees” category includes aggregate fees billed in the relevant fiscal year for professional services rendered for the audit of annual financial statements, review of financial statements included in Quarterly Reports on Form 10-Q, services rendered in connection with our initial public offering and for services that are normally provided in connection with statutory or regulatory filings or engagements for those fiscal years.

•	The “Audit-Related Fees” category consists of fees billed for professional services rendered in connection audit requirements relating to our government grants.

•	“Tax Fees” are fees in the year for professional services for tax compliance, tax advice, and tax planning. We did not incur any fees related to tax services from KPMG LLP in the years ended August 31, 2015 or 2014.

•	“All Other Fees” are fees in the year for any products and services not included in the first three categories.

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

All fees paid to, and all services provided by, KPMG LLP during the years ended August 31, 2015 and 2014 were pre-approved by our Audit Committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of November, 2015.

CERES, INC.

By:	/s/ PAUL KUC
Name: Paul Kuc
Title: Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ CHERYL MORLEY	Chair of the Board	November 23, 2015
Cheryl P. Morley

/s/ PASCAL BRANDYS	Director	November 23, 2015
Pascal Brandys

/s/ RICHARD FLAVELL	Director	November 23, 2015
Richard Flavell, PhD, FRS, CBE

/s/ BOB GOLDBERG	Director	November 23, 2015
Robert Goldberg

/s/ AFLALO GUIMARAES	Director	November 23, 2015
Aflalo Guimaraes

/s/ RICHARD HAMILTON	President, Chief Executive Officer and Director	November 23, 2015
Richard Hamilton, PhD	(Principal Executive Officer)

/s/ THOMAS KILEY	Director	November 23, 2015
Thomas Kiley

/s/ PAUL KUC	Chief Financial Officer	November 23, 2015
Paul Kuc	(Principal Financial Officer and Principal Accounting Officer)

CERES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ceres, Inc.:

We have audited the accompanying consolidated balance sheets of Ceres, Inc. and subsidiaries as of August 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended August 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceres, Inc. and subsidiaries as of August 31, 2015 and 2014 and the results of their operations and their cash flows for each of the years in the two-year period ended August 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring losses and expects that the current level of cash and cash equivalents will only be sufficient to fund operations until January 2016 which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Los Angeles, California
November 23, 2015

CERES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	August 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$8,095	$3,423
Marketable securities	-	24,579
Prepaid expenses	477	633
Accounts receivable	577	370
Inventories	-	84
Assets held for sale	474	-
Other current assets	143	240
Total current assets	9,766	29,329
Property and equipment, net	1,258	2,996
Other assets	98	99
Total long-term assets	1,356	3,095
Total assets	$11,122	$32,424
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,402	$4,278
Billings in excess of costs	802	356
Deferred rent	18	18
Current portion of long-term debt	-	70
Total current liabilities	5,222	4,722
Deferred rent	56	75
Common stock warrant liabilities	1,631	-
Long-term debt, net of current portion	-	18
Total liabilities	6,909	4,815
Commitments and contingencies
Stockholders’ equity:
Common Stock, $0.01 par value; 240,000,000 shares authorized; 8,830,700 shares issued and outstanding at August 31, 2015; 6,024,108 shares issued and outstanding at August 31,2014	88	60
Additional paid-in capital	335,424	332,049
Accumulated other comprehensive loss	762	(595)
Accumulated deficit	(332,061)	(303,905)
Total stockholders’ equity	4,213	27,609
Total liabilities and stockholders’ equity	$11,122	$32,424

See accompanying notes to the consolidated financial statements.

CERES, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended August 31,
	2015	2014
Revenues:
Product sales	$434	$146
Services	2,286	2,258
Total revenues	2,720	2,404

Cost and operating expenses:
Cost of product sales	5,267	3,021
Research and development	9,684	14,156
Selling, general and administrative	15,946	14,484
Total cost and operating expenses	30,897	31,661
Loss from operations	(28,177)	(29,257)
Interest expense	(30)	(68)
Interest income	28	5
Other income	24	-
Loss before income taxes	(28,155)	(29,320)
Income tax expense	(1)	(1)
Net loss	$(28,156)	$(29,321)
Basic and diluted net loss per share attributable to common stockholders	$(4.57)	$(6.48)
Weighted average outstanding common shares used for net loss per shares attributable to common stockholders:
Basic and diluted	6,166,006	4,525,746

See accompanying notes to the consolidated financial statements.

F-4

CERES, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended August 31,
	2015	2014
Net loss	$(28,156)	$(29,321)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,346	100
Net unrealized gain (loss) on marketable securities	11	1
Total comprehensive loss	$(26,799)	$(29,220)

See accompanying notes to the consolidated financial statements.

CERES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
	Common Stock		Additional	Other		Total
	Number of		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at August 31, 2013	3,112,147	30	308,256	(696)	(274,584)	33,006
Common stock issued upon offering, net of costs	2,875,000	29	20,722	-	-	20,751
Restricted stock issued	43,320	1	3	-	-	4
Restricted stock cancelled	(6,359)	-	-	-	-	-
Stock compensation expense	-	-	3,068	-	-	3,068
Net loss	-	-	-	-	(29,321)	(29,321)
Foreign currency translation adjustment	-	-	-	100	-	100
Unrealized gain on marketable securities	-	-	-	1	-	1
Balance at August 31, 2014	6,024,108	$60	$332,049	$(595)	$(303,905)	$27,609
Common stock issued upon offering, net of costs	2,798,478	28	1,110	-	-	1,138
Restricted stock issued	9,125	-	-	-	-	-
Restricted stock cancelled	(1,011)	-	-	-	-	-
Stock compensation expense	-	-	2,265	-	-	2,265
Net loss	-	-	-	-	(28,156)	(28,156)
Foreign currency translation adjustment	-	-	-	1,346	-	1,346
Unrealized gain on marketable securities	-	-	-	11	-	11
Balance at August 31, 2015	8,830,700	$88	$335,424	$762	$(332,061)	$4,213

See accompanying notes to the consolidated financial statements.

CERES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	August 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(28,156)	$(29,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of common stock warrants	(24)	-
Impairment of assets	502	-
Net (loss) gain on disposal of assets	(39)	385
Depreciation and amortization	657	1,517
Amortization of premiums on marketable securities	142	288
Stock compensation	2,265	3,068
Other	52	152
Changes in operating assets and liabilities:
Prepaid expenses	122	113
Accounts receivable	(208)	589
Inventories	65	(61)
Other assets	85	(21)
Accounts payables and accrued expenses	892	390
Billings in excess of costs	446	356
Deferred rent	(18)	(18)
Net cash used in operating activities	(23,217)	(22,563)

Cash flows from investing activities:
Purchases of property and equipment	(387)	(1,014)
Proceeds from sale of property and equipment	60	810
Purchase of marketable securities (at cost)	(720)	(33,085)
Maturities of marketable securities	25,116	29,700
Net cash provided by (used in) investing activities	24,069	(3,589)

Cash flows from financing activities:
Principal payments on debt	(69)	(159)
Proceeds from issuance of common stock and common stock warrants, net of underwriters discounts and commissions and offering expenses	2,794	20,751
Net cash provided by financing activities	2,725	20,592
Effect of foreign currency translation on cash	1,095	102
Net increase (decrease) in cash and cash equivalents	4,672	(5,458)
Cash and cash equivalents at beginning of period	3,423	8,881

Cash and cash equivalents at end of period	$8,095	$3,423

See accompanying notes to the consolidated financial statements.

F-7

CERES, INC.

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended August 31,
	2015	2014
Supplemental cash flow information:
Interest paid during the year	$30	$46
Income taxes paid during the year	$1	$1

See accompanying notes to the consolidated financial statements

CERES, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies

Description of Business

Ceres, Inc. (Company) is an agricultural biotechnology company that develops and markets seeds and traits to produce crops for feed, forages, sugar and other markets. The Company uses a combination of advanced plant breeding, biotechnology and bioinformatics to develop seed products and biotechnology traits to address many of the current limitations and future challenges facing agriculture. These technology platforms, which can increase crop productivity, improve quality, reduce crop inputs and improve cultivation on marginal land, have broad application across multiple end markets, including food, feed, fiber and fuel.

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

On April 8, 2015, the Company filed an amendment to its amended and restated certificate of incorporation which effected a 1 for 8 reverse stock split of the Company’s issued and outstanding shares of common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. All issued and outstanding shares of common stock, warrants, and stock options and per share amounts contained in the Company’s consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

On July 30, 2015, the Company completed a registered public offering of an aggregate of 1,200,000 shares of Common Stock, par value $0.01 per share, of the Company, at an offering price of $1.296 per share for estimated net proceeds of approximately $1.0 million, after deducting the placement agent fee and related offering expenses. In connection with the offering, the Company issued warrants exercisable for one share of Common Stock for each share purchased at an exercise price of $1.62 per share. The Company also issued warrants to purchase an aggregate of 24,000 shares of Common Stock at an exercise price of $1.944 per share to the placement agent as part of the placement agent’s compensation.

On August 26, 2015, the Company completed a registered public offering of an aggregate of 1,598,478 shares of Common Stock, par value $0.01 per share, of the Company, at an offering price of $1.22 per share for estimated net proceeds, together with the concurrent private placement, of approximately $1.7 million, after deducting the placement agent fee and related offering expenses. In connection with the offering, the Company issued warrants exercisable for 0.75 shares of Common Stock, for an aggregate of 1,198,859 shares of Common Stock at an exercise price of $1.22 per share. The Company also issued warrants to purchase an aggregate of 31,970 shares of Common Stock at an exercise price of $1.83 per share to the placement agent as part of the agent's compensation.

Liquidity

The Company has incurred substantial net losses from operations since its inception, including net losses of $28,156 and $29,321 for the years ended August 31, 2015 and 2014, respectively. As of August 31, 2015 the Company had an accumulated deficit of $332,061.

As of August 31, 2015, the Company had cash and cash equivalents of $8,095. Management believes this will only be sufficient to fund operations until January 2016. The Company needs to raise additional capital to continue beyond this point. The Company is evaluating opportunities to secure additional financing, including the issuance of equity or debt, sale or divesture of business units, and additional revenues from grants or collaborations. However there are no assurances that such opportunities will be available or available on terms that are acceptable to the Company. If the Company is unable to raise additional funds, the Company will not have adequate liquidity to fund its operations and will be forced to significantly curtail or cease its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The Company has incurred recurring losses and expects to incur additional losses related to the continued development of its business, including research and development, seed production and operations, and sales and marketing. There is no assurance that the Company will achieve profitable operations, or if achieved, can be sustained on a continued basis.

Restructuring

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

On June 19, 2015, the Company announced the continued realignment of its business to focus on food and forage opportunities and biotechnology traits for sugarcane and other crops. As part of the realignment, the Company undertook a restructuring of its Brazilian seed operations. The restructuring of the Company’s Brazilian seed operations, includes, among other actions, a workforce reduction that initially impacted 14 positions in Brazil primarily related to administration, operations and manufacturing as well as 2 support positions in the United States. The Company estimated that it would incur charges of approximately $600 over the five-month period ending in October 2015 with respect to the initial workforce reductions in Brazil and the U.S., including $100 in continuation of salary and benefits of certain employees until their work is completed and their positions are eliminated, and $500 of one-time severance and other costs, all of which will be cash expenditures. During the year ended August 31, 2015, the Company made cash payments of approximately $500 related to these expenses. The remaining cash payments of approximately $100 are expected to be made prior to the quarter ended November 30, 2015, and are accrued in accounts payable and accrued expenses as of August 31, 2015.

As of August 19, 2015, the Company initiated a further workforce reduction that impacted an additional 19 positions in Brazil. The Company estimated that it would incur additional charges of approximately $800 over the four-month period ending on December 31, 2015 with respect to the additional workforce reductions in Brazil, including $100 in continuation of salary and benefits of certain employees until their work is completed and their positions are eliminated, and $700 of one-time severance and other costs, all of which will be cash expenditures. The restructuring of the Company’s Brazilian seed operations is expected to be substantially completed by February 1, 2016. After full implementation of the restructuring plan, the Brazilian operations will be focused on sugarcane trait development activities for the Brazilian sugarcane market. During the year ended August 31, 2015, the Company made cash payments of approximately $200 related to these expenses. The remaining cash payments of approximately $600 are expected to be made prior to December 31, 2015, and are accrued in accounts payable and accrued expenses as of August 31, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. This affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of assets held for sale, inventory, deferred tax assets, common stock, stock options, and liability classified warrants. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. Cash equivalents totaled $3,792 and $2,174 at August 31, 2015 and 2014, respectively.

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

The cost of marketable securities sold is based upon the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. There were no sales of marketable securities during the years ended August 31, 2015 and 2014.

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

The following tables present the Company’s financial assets that were measured at fair value on a recurring basis as of August 31, 2015 and 2014 by level within the fair value hierarchy:

	August 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$3,732	$—	$—	$3,732
Certificates of deposit — available for sale	—	60	—	60
Total	$3,732	$60	$—	$3,792

All of the money market funds and certificates of deposit are included in cash and cash equivalents on the consolidated balance sheets.

	August 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$2,114	$—	$—	$2,114
Certificates of deposit — available for sale	—	4,240	—	4,240
Commercial paper — available for sale	—	5,249	—	5,249
Corporate bonds — available for sale	—	15,150	—	15,150
Total	$2,114	$24,639	$—	$26,753

All of the money market funds and $60 of the certificates of deposit are included in cash and cash equivalents on the consolidated balance sheets.

Financial Liabilities

Certain common stock warrants have been classified as liabilities due to some features which could enable the holder to receive cash. The Company utilized an option pricing valuation model to determine the fair value of its outstanding common stock warrant liabilities. The inputs to the model included fair value of the stock related to the warrant, exercise price of the warrant, expected term, expected volatility, risk-free interest rate and dividend yield. As several significant inputs were not observable, the overall fair value measurement of the common stock warrants were classified as Level 3. The fair value of the Company’s common stock warrant liabilities were $1,631 at August 31, 2015. There were no common stock warrant liabilities outstanding at August 31, 2014.

The fair value of the common stock warrant liabilities at August 31, 2015 was estimated using the following weighted-average assumptions:

Year Ended August 31, 2015
Expected term (in years)	4.91 - 5.49
Expected volatility	69.80%
Risk free interest rate	1.54%
Expected dividend yield	0%

Accounts Receivable

Accounts receivable represents amounts owed to the Company from product sales and collaborative research and government grants. The Company had no amounts reserved for doubtful accounts at August 31, 2015 and 2014 as the Company expected full collection of the accounts receivable balances.

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

	As of August 31,
Customers	2015	2014
Customer B	23.7	59.5
Customer E	18.9	25.9
Customer F	38.2	**
Customer G	16.1	**

**  No balance

Customers representing greater than 10% of revenues were as follows (in percentages):

	Year Ended August 31,
Customers	2015	2014
Customer A	**	17.5
Customer B	33.5	41.9
Customer E	12.2	16.5
Customer F	13.1	11.6
Customer I	11.9	**

**  No revenue

Inventories and Inventory Valuation

At August 31, 2015, inventory was fully reserved. At August 31, 2014, seed inventory consisted of work-in-process and finished goods for costs related to the Company’s sorghum seeds in Brazil. When inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs are recorded for the difference between the cost and the market value in the period based on the Company's evaluation of such inventory.

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

In connection with an agreement the Company entered into on March 31, 2014 to sell its facility and certain equipment located in College Station, Texas, a determination was made that the assets met the criteria to be classified as held for sale and the fair value for the related assets was in excess of their carrying amount. Accordingly, the Company recorded a charge of $464 to Research and development expense for the difference between the net carrying amount of these assets of $1,152 and the net cash proceeds of $688. On June 2, 2014, the Company completed the sale of this facility and equipment for net cash proceeds of $688.

In connection with the announcement by the Company on June 19, 2015, to restructure its Brazilian seed operations, a determination was made that the fixed assets in Brazil met the criteria to be classified as held for sale and the carrying amount of those assets was in excess of their fair value. Accordingly, the Company recorded a charge of $395 to cost of product sales, research and development and general and administrative expense for the difference between the net carrying value of these assets of $869 and estimated net cash proceeds of $474. Fair value of the assets held for sale was determined using an appraisal for certain assets and resale information available for certain assets.

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

•	Technology License Fees — For collaboration agreements in which the Company has continuing involvement, license fees are recognized on a straight-line basis over the term of the arrangement. Licensing fees are non-refundable and not subject to future performance.

•	Government Grants — The Company receives payments from government entities in the form of government grants. Government grants generally provide the Company with cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period, as well an allocated portion of overhead expenses. Revenues from government grants are recognized in the period during which the related costs are incurred, provided substantially all the conditions under which the government grants were provided have been met and the Company has only perfunctory obligations outstanding.

•	Research and Development Fees — Generally, fees for research and development activities are recognized as the services are performed over the performance period, as specified in the respective agreements. Certain of the Company’s collaboration agreements require the Company to deliver research data by specific dates and that the collective program plan will result in reaching specific crop characteristics by certain dates. For such arrangements, the Company recognizes revenues either on a straight-line basis over the term of the arrangement or based on the approximate percentage of completion of services under the agreement, but the revenue recognized cannot exceed payments received by the Company to date under the agreement. The research and development period is estimated at the inception of each agreement and is periodically evaluated.

•	Milestone Fees — Fees that are contingent based on achievement of substantive performance milestones at inception of the agreement are recognized based on the achievement of the milestone, as defined in the respective agreements.

The Company has earned research funding revenues from several agreements with the DOE, the USDA, USAID and several leading biofuel producers whereby the Company performed research activities and received revenues that partially reimbursed its expenses incurred. Under such grants and agreements, the Company retained a proprietary interest in the products and technology it developed. These expense reimbursements primarily consisted of direct expense sharing arrangements. The Company recorded revenue related to these grants and collaboration agreements of approximately $1,630 and $1,980 in 2015 and 2014, respectively.

Software and Services

During the years ended August 31, 2015 and 2014, the Company provided services related to software arrangements that involve (1) significant production, modification or customization and (2) post contract customer support (PCS). The customer has the option, annually, to extend the arrangement or elect to receive only maintenance. The Company does not have vendor specific objective evidence (VSOE) related to these components. In addition, there are substantive acceptance provisions related to the production, modification or customization. The company applies the completed contract method to the arrangement. However, only costs related to the production, modification or customization are deferred. Revenue is recognized upon acceptance of the production, modification or customization as that is later that the expiration of the annual PCS period. Revenue related to these arrangements was $656 and $278 million in 2015 and 2014.

The Company also had an arrangement that included a license, installation services and PCS. As the Company does not have VSOE for the elements, the Company has billings in excess of cash until PCS is the only undelivered element and will recognize revenue over the remaining PCS period. There was no revenue related to these arrangements during 2015 and 2014.

Billings in Excess of Costs

The Company recognizes billings in excess of costs to the extent that cash received under the software and service arrangements are in excess of the revenues recognized related to the arrangements since the work under the arrangements have not yet been performed, or the work has not been fully completed at the balance sheet date.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes . Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

The Company accounts for unrecognized tax benefits also in accordance with ASC 740, Income Taxes , which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution to any related appeals or litigation, based solely on the technical merits of the position. The Company has no accrual for interest or penalties related to uncertain tax positions at August 31, 2015 and 2014, and did not recognize interest or penalties in the Statements of Operations during the years ended August 31, 2015 and 2014.

The major jurisdictions in which the Company files income tax returns include the federal and state jurisdictions within the United States and Brazil, where it has a subsidiary. The tax years after 2009 remain open to examination by federal and state taxing jurisdictions and the tax years after 2011 remain open to examination by foreign jurisdictions. However, the Company has NOLs beginning in 1998 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

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

Accumulated Other Comprehensive Loss

The Company’s unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments represents the components of comprehensive loss and have been disclosed in the consolidated statements of stockholders’ equity.

The following summarizes the changes in the balances of each component of accumulated comprehensive income (loss) during the years presented:

			Accumulated
	Foreign	Unrealized	Other
	Currency	Gains (Losses)	Comprehensive
	Translation	on Securities	Loss
Balance at August 31, 2013	$(684)	$(12)	$(696)
Comprehensive gain	100	1	101
Balance at August 31, 2014	(584)	(11)	(595)
Comprehensive gain	1,346	11	1,357
Balance at August 31, 2015	$762	$-	$762

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

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	Year Ended
	August 31,
	2015	2014
Options to purchase common stock	409,763	396,504
Warrants to purchase common stock	2,775,083	320,255
Total	3,184,846	716,759

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

In May 2014, the Financial Accounting Standards Board issued the Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606) .. ASU 2014-09 replaces the majority of all U.S. GAAP guidance that currently exists on revenue recognition with a single model to be applied to all contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

For a public entity, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. An entity must apply ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption approach. We are currently assessing the impact that these changes will have on our consolidated financial statements and therefore are unable to quantify such impact or determine the method of adoption.

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

(2) Marketable Securities

At August 31, 2015, there were no marketable securities.

At August 31, 2014, marketable securities classified as available for sale consisted of the following:

	August 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available for sale securities	Cost	Gain	Loss	Fair Value
Certificates of Deposit	$4,244	$-	$(4)	$4,240
Commercial Paper	5,249	-	-	5,249
Corporate Bonds	15,157	-	(7)	15,150
Total	$24,650	$-	$(11)	$24,639

At August 31, 2014, $60 of the certificates of deposit and $1,199 of the commercial paper, respectively, is included in the cash and cash equivalents on the consolidated balance sheet.

There were no marketable securities classified as held-to maturity as of August 31, 2015 and 2014, respectively.

All marketable securities at August 31, 2014 are due to mature in one year or less.

(3) Inventories

At August 31, 2015, inventory was fully reserved. Inventories at August 31, 2014 consisted of the following:

August 31,
2014
Work in process	$20
Seed inventory	64
Total inventories	$84

(4) Property and Equipment

Property and equipment are summarized as follows:

	As of
	August 31,
	2015	2014
Land	$43	$43
Automobiles and trucks	44	1,113
Buildings	1,215	1,215
Office, laboratory, farm and warehouse equipment and furniture	10,863	12,718
Leasehold improvements	5,659	5,659
	17,824	20,748
Less accumulated depreciation and amortization	(16,566)	(17,752)
Property and equipment, net	$1,258	$2,996

(5) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	August 31,
	2015	2014
Accounts payable	$2,000	$1,406
Accrued payroll and related expenses	1,581	2,303
Research and development contracts	283	123
Taxes	395	-
Other	143	446
	$4,402	$4,278

(6) Long-Term Debt

There were no long-term debt obligations as of August 31, 2015. Long-term debt as of August 31, 2014 is summarized as follows:

As of
August 31, 2014

Capital Leases	$88
Less current portion	(70)
$18

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

The total number of shares reserved for issuance under the Equity Plans is 844,374. At the Company’s 2013 Annual Meeting of Stockholders, the stockholders approved the amendment and restatement of the Ceres, Inc. 2011 Equity Incentive Plan, which increased the maximum aggregate number of shares that may be issued under the plan by 187,500,000 shares and prohibits the re-pricing of stock options without stockholder approval. As of August 31, 2015, the Company had 135,456 shares available under the 2011 Plan for future grant. The Company does not intend to make further grants under the 2000 Plan or the 2010 Plan.

Stock Option Valuation and Compensation

The Company uses a Black Scholes option pricing model to determine the fair value of stock options. The weighted average grant date fair value of stock option awards was $3.04 and $7.28 per option share for 2015 and 2014, respectively.

The weighted average grant date estimated fair value of the Company’s common stock was $3.76 and $10.24 per share for 2015 and 2014, respectively.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year ended
	August 31,
	2015	2014
Expected term (in years)	5.50-6.08	5.50-6.08
Expected volatility	79%-83%	83%-87%
Risk free interest rate	1.66%-2.06%	1.62%-2.04%
Expected dividend yield	0%	0%

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

Stock-based compensation expense included in operating expenses is as follows:

	Year ended
	August 31,
	2015	2014
Stock-based compensation costs for employee stock options	$2,270	$3,074
Fair value changes of collaboration warrants	(5)	(6)
Total stock-based compensation costs included in operating expenses	$2,265	$3,068

Stock Option Activity

The following summarizes the stock option transactions under the Equity Plans during the periods presented:

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at August 31, 2013	348,830	$59.92
Options granted	98,004	10.16
Options forfeited	(50,330)	67.60
Options outstanding at August 31, 2014	396,504	46.62
Options granted	41,738	3.75
Options forfeited	(28,479)	23.41
Options outstanding at August 31, 2015	409,763	$43.87

The following table summarizes information about stock options outstanding and exercisable at August 31, 2015:

			Weighted-			Weighted-
		Remaining	Average	Number	Remaining	Average
Range of	Number	Contractual	Exercise	Vested and	Contractual	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Life	Price

$1.96 - $5.06	36,004	9.52	$4.00	187	8.76	$5.06
$7.26 - $15.60	137,803	5.26	$12.24	134,754	5.19	$12.30
$26.24 - $32.40	56,831	3.50	$29.53	50,326	2.95	$29.83
$45.68 - $61.60	103,286	3.67	$54.93	102,719	3.65	$54.91
$96.80 - $137.28	75,839	6.26	$113.77	58,178	6.24	$114.68
	409,763			346,164

No tax benefits were recorded on compensation costs recognized during the years ended August 31, 2015 and 2014. As of August 31, 2015 and 2014, there were $1,159 and $2,993 of total unrecognized compensation cost related to stock options respectively. That cost is expected to be recognized over a weighted average 1.46 years. The Company’s policy is to issue new shares for options exercised.

Restricted Stock Activity

The following summarizes the restricted stock transactions under the Equity Plans for the periods presented:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding and unvested at August 31, 2013	36,311	$44.40
Restricted stock granted	41,032	$10.48
Restricted stock vested	(32,877)	$16.96
Restricted stock forfeited	(6,648)	$38.00
Restricted stock outstanding and unvested at August 31, 2014	37,818	$32.58
Restricted stock granted	9,125	$4.20
Restricted stock vested	(8,690)	$36.63
Restricted stock forfeited	(1,011)	$12.77
Restricted stock outstanding and unvested at August 31, 2015	37,242	$25.17

As of August 31, 2015, there was $91 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average of 1.07 years.

Stock Activity

During the fiscal year 2014, the Company granted 2,288 shares of common stock under the 2011 Plan with a fair market value of $7.28 per share. The Company recorded $16.7 of expense related to this stock grant.

(8) Stockholders’ Equity

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

Common Stock Warrants Financing

Warrants issued in connection with Noble Agreement

In May 2006, the Company entered into a collaboration agreement with The Samuel Roberts Noble Foundation, Inc. (Noble) (Noble Agreement) to establish a research program (see Note (12)). In connection with this collaboration, the Company granted Noble a warrant to purchase 16,667 shares of the Company’s common stock for an exercise price of $240.00 per share. The original terms were as follows: the warrant vests in equal installments of 4,167 shares on May 19, 2009, May 19, 2011, May 19, 2013, and May 19, 2015, respectively, and shall remain exercisable for a period of two years from the respective vesting dates. These warrants were accounted for at fair value and remeasured until vested. The fair value, including the resulting change in value as a result of remeasurement was recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $624.4 as of August 31, 2015. As of August 31, 2015, all of the 16,667 warrants had vested under this arrangement.

In June 2011, the Company and Noble agreed to modify the warrants issued to Noble as follows: the warrant vests in equal installments of 4,167 shares on May 19, 2013 and May 19, 2015, respectively and shall remain exercisable until the earliest of a period of five years from the respective vesting dates and May 18, 2017.

Warrants issued in connection with TAMU Agreement

In August 2007, the Company entered into a sponsored research and intellectual property rights agreement with The Texas A&M University System (TAMU) to establish a research program (see Note (12)). In connection with this collaboration, the Company granted TAMU a warrant to purchase 8,333 shares of the Company’s common stock for an exercise price of $240.00 per share. The warrant vests based on certain research and commercialization milestones being met and shall remain exercisable until August 28, 2017. This warrant is accounted for at fair value and remeasured until the vesting targets are met. The fair value, including the resulting change in value as a result of remeasurement is being recognized as research and development expense. The inception to date expense recognized with respect to this warrant totals $0 as of August 31, 2015. The fair value of the warrants at August 31, 2015 was $0, using a risk-free rate of 0.74%, expected volatility of 72.1%, expected term of 1.99 years and 0% dividend yield. No warrants had vested under this arrangement as of August 31, 2015.

In December 2011, pursuant to an Amended and Restated Intellectual Property Rights Agreement (IP Rights Agreement) (see Note (12)), the Company issued warrants to TAMU to purchase 8,333 shares of common stock at an exercise price of $114.40 per share. The warrants expire on September 24, 2026 and, subject to certain conditions, vest in equal installments on the fifth, tenth and fifteenth anniversary of the IP Rights Agreement. The inception to date expense recognized with respect to this warrant totals $1.8 as of August 31, 2015. The fair value of the warrants at August 31, 2015 was $3.8, using a risk-free rate of 2.21%, expected volatility of 88.9%, expected term of 11.06 years and 0% dividend yield. No warrants had vested under this arrangement as of August 31, 2015.

Warrants issued in connection with March 10, 2014 registered public offering

On March 10, 2014 the Company issued warrants to purchase an aggregate of 60,000 shares of common stock to certain affiliated designees of the underwriter as part of the underwriter’s compensation related to the registered public offering. The warrants are exercisable at any time or from time to time, in whole or in part, beginning on March 4, 2015 and expire on March 4, 2019. The exercise price is $12 per share of common stock. The fair value of these warrants upon issuance was $305 using a risk free rate of 1.64%, expected volatility 84.2%, expected term of 5 years and 0% dividend yield and was treated as an issuance cost of the common stock.

Warrants issued in connection with the July 30, 2015 registered public offering

On July 30, 2015 the Company issued warrants exercisable for one share of Common Stock for each share purchased in the July 30, 2015 offering for an aggregate of 1,200,000 shares of Common Stock at an exercise price of $1.62 per share. The Company estimated the fair value upon issuance of these warrants to be $760.0 based on a risk-free rate of 1.62%, volatility of 69.50%, expected term or 5.5 years and 0% dividend yield. The warrants are exercisable at any time or from time to time, in whole or in part, beginning on January 30, 2016 and expire on January 30, 2021. The fair value of these warrants at August 31, 2015 was $755.6 based on a risk-free rate of 1.54%, volatility of 69.80%, expected term of 5.41 years and 0% dividend yield.

The Company also issued warrants to purchase an aggregate of 24,000 shares of our Common Stock at an exercise price of $1.944 per share to the placement agent as part of the placement agent’s compensation. The Company estimated the fair value upon issuance of these warrants to be $13.3 based on a risk-free rate of 1.62%, volatility of 69.50%, expected term of 5.0 years and 0% dividend yield. The warrants issued to the placement agent are exercisable at any time or from time to time, in whole or in part, beginning on July 30, 2016 and expire on July 30, 2020. The fair value of these warrants at August 31, 2015 was $13.2 based on a risk-free rate of 1.62%, volatility of 69.80%, expected term of 4.9 years and 0% dividend yield.

Warrants issued in connection with the August 26, 2015 registered public offering

On August 26, 2015, the Company issued warrants exercisable for 0.75 shares of Common Stock for each share purchased in the August 26, 2015 offering for an aggregate of 1,198,859 shares of Common Stock at an exercise price of $1.22 per share. The Company estimated the fair value upon issuance of these warrants to be $863.5 based on a risk-free rate of 1.49%, volatility of 69.80%, expected term of 5.5 years and 0% dividend yield. The warrants are exercisable at any time orfrom time to time, in whole or in part, beginning on February 26, 2016 and expire on February 26, 2021. The fair value of these warrants at August 31, 2015 was $844.2 based on a risk-free rate of 1.54%, volatility of 69.80%, expected term of 5.5 years and 0% dividend yield.

The Company also issued warrants to purchase an aggregate of 31,970 shares of our Common Stock at an exercise price of $1.83 per share to the placement agent as part of the placement agent’s compensation. The Company estimated the fair value upon issuance of these warrant to be $18.7 based on a risk-free rate of 1.49%, volatility of 69.80%, expected term of 5.0 years and 0% dividend yield. The warrants issued to the placement agent are exercisable at any time or from time to time, in whole or in part, beginning on August 26, 2016 and expire on August 26, 2020. The fair value of these warrants at August 31, 2015 was $18.3 based on a risk-free rate of 1.54%, volatility of 69.80%, expected term of 5.0 years and 0% dividend yield.

(9) Income Taxes

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
Year ended August 31, 2015
U.S. federal	$—	$—	$—
State and local	1	—	1
	$1	$—	$1

	Current	Deferred	Total
Year ended August 31, 2014
U.S. federal	$—	$—	$—
State and local	1	—	1
	$1	$—	$1

Income tax expense differs from the amount computed by applying the federal corporate income tax rate of 34% to the loss before income taxes due to the following :

	Year Ended	Year Ended
	August 31,	August 31,
	2015	2014
Computed “expected” tax expense	$(9,584)	$(9,969)
Increase (reduction) in income taxes resulting from:
Stock-based compensation	625	774
State and local income taxes, net of federal income tax benefit	1	1
Foreign rate differential	—	—
Warrants modification and changes in fair value	—	—
Other	21	12
Change in valuation allowance	8,937	9,183
Income tax expense	$1	$1

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at each period end:

	August 31,	August 31,
	2015	2014
Deferred tax assets:
Accrued liabilities	$240	$279
Other assets	157	169
Inventory capitalization	266	446
Deferred revenue	348	139
Total current deferred tax assets	1,011	1,031

Noncurrent assets:
Depreciation	1,834	2,310
Inventory reserves	2,973	2,689
Deferred rent	22	29
Other assets	1,013	859
Net operating loss carryforward	112,373	101,485
Federal and state tax credit carryforward	8,919	8,919
Total noncurrent deferred tax assets	127,133	116,291
Total deferred tax assets	128,145	117,323
Less valuation allowance	(128,145)	(117,323)
Net deferred tax assets	$—	$—

As of August 31, 2015 the Company had $273,908 of federal, $196,789 of state and $25,833 of foreign net operating loss (NOL) carryforwards available to offset future taxable income, if any, which expire in varying amounts from 2018 through 2035 for federal tax purposes and from 2015 through 2035 for state tax purposes if unused. The carryforward period for the foreign NOL is indefinite. The excess tax benefits associated with the exercise of non-qualified stock options, restricted stock grants, and disqualifying dispositions of incentive stock option stock, for 2015 and 2014 in the amount of $911 and $957, respectively, did not reduce the current income taxes payable and, accordingly, are not included in the deferred tax asset relating to NOL carryforwards, but are included with the federal and state NOL carryforwards. In addition, the Company has alternative minimum tax (AMT) for state income tax purposes of approximately $17 and research and development tax carryforwards for federal income tax purposes of approximately $8,907, which are available to offset future tax liabilities, if any, through 2029.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the historical taxable income (loss) and projections for future taxable income (loss) over the periods in which the deferred tax assets are deductible, management believes it is more likely that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has established a full valuation allowance of $128,145 and $117,323 for the years ended August 31, 2015 and 2014, respectively.

(10) 401(k) Benefit Plan

The Company has a 401(k) profit sharing plan (the Plan) which covers substantially all employees of the Company. Plan participants may make voluntary contributions of up to 60% of their earnings up to the statutory limit. The Company will match 50% of each employee contribution up to a maximum of 4% of the employee’s salary in matching funds per pay period. The matching contribution vests over a three-year service period; 25% vests immediately and an additional 25% vests for each year of service to the Company thereafter over the next three years. The Company recorded expense of $132 and $207 in 2015 and 2014, respectively. The Company made no discretionary contributions in any year.

(11) Commitments and Contingencies

The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through 2020. The leases on the facilities contains provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying consolidated balance sheets as of August 31, 2015 and 2014.

In connection with one of its facilities leases, the Company received a reimbursement for leasehold improvements of $270. This reimbursement is a lease incentive which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Total rental expense recognized during each period was $457 and $440 for 2015 and 2014, respectively.

Future minimum payments under noncancelable operating leases as of August 31, 2015 are as follows:

Operating
leases
2016	$621
2017	606
2018	618
2019	631
2020	51
Total minimum lease payments	$2,527

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

TAMU Agreement

In August 2007, the Company entered into a Sponsored Research and Intellectual Property Rights agreement with TAMU to establish a research program. Under the agreement, the Company agreed to fund certain research activities undertaken by TAMU in an amount up to $5,100 through 2012 and granted TAMU a warrant to purchase 8,333 shares of the Company’s common stock for an exercise price of $240.00 per share (see Note (9)).

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

At August 31, 2015, the future minimum payments under the Company’s research collaboration agreements are as follows:

2016	$602
2017	50
$652

EXHIBIT INDEX

		Where Located
					Filed
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of Ceres, Inc.	10-Q	3.1	4/12/2012

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ceres, Inc. filed with the Secretary of State of the State of Delaware on March 11, 2014 and effective as of March 11, 2014.	8-K	3.1	3/11/2014

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ceres, Inc. filed with the Secretary of State of the State of Delaware on April 8, 2015 and effective as of April 8, 2015.	8-K	3.1	4/08/2015

3.2	Amended and Restated Bylaws of Ceres, Inc.	10-Q	3.2	4/12/2012

4.1	Form of Ceres, Inc. Common Stock Certificate	S-1/A	4.1	1/17/2012

4.2	Warrant to Purchase Shares of Series E Preferred Stock issued to Silicon Valley Bank, dated August 16, 2004, as amended	S-1/A	4.2	7/25/2011

4.2.1	Amendment No. 2 to Warrant to Purchase Shares of Series E Preferred Stock issued to Silicon Valley Bank, dated August 16, 2004, as amended	10-K	4.2.1	11/20/2012

4.3	Warrants to Purchase Shares of Series F Preferred Stock issued to Silicon Valley Bank, dated March 1, 2010	S-1/A	4.5	7/25/2011

4.3.1	Amendment No. 1 to Warrant to Purchase Shares of Series F Preferred Stock issued to Silicon Valley Bank, dated March 1, 2010 (6,153.67 shares)	10-K	4.3.1	11/20/2012

4.3.2	Amendment No. 1 to Warrant to Purchase Shares of Series F Preferred Stock issued to Silicon Valley Bank, dated March 1, 2010 (8,205 shares)	10-K	4.3.2	11/20/2012

4.4	Warrant to Purchase Shares of Common Stock issued to The Samuel Roberts Noble Foundation, Inc., dated November 28, 2006, as amended	S-1/A	4.3	9/16/2011

4.5	Warrant to Purchase Shares of Common Stock issued to The Texas A&M University System, dated July 18, 2008, as amended	S-1/A	4.4	7/25/2011

		Where Located
					Filed
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	Herewith
4.6	Warrant to Purchase Shares of Common Stock issued to The Texas A&M University System, dated December 19, 2011	S-1/A	4.10	1/17/2012

4.7	Amended and Restated Investors’ Rights Agreement, dated June 25, 2010, by and among Ceres, Inc. and the stockholders named therein	S-1	4.6	5/23/2011

4.8	Form of Series F Original Warrant	10-K	4.8	11/20/2012

4.8.1	Form of Series F Original Warrant, as amended	S-1/A	4.7	8/23/2011

4.9	Form of Series G Original Warrant, as amended	S-1/A	4.8	8/23/2011

4.10	Form of Convertible Note	S-1/A	4.9	8/23/2011

4.10.1	Amendment No. 1 to Convertible Notes, dated January 10, 2012	S-1/A	4.11	1/17/2012

4.11	Common Stock Purchase Warrant Agreement, dated March 10, 2014, between Ceres, Inc. and certain affiliated designees of Aegis Capital Corp.	8-K	4.1	3/10/2014

4.12	Form of Investor Warrant, dated July 30, 2015	8-K	4.1	7/30/2015

4.13	Form of Placement Agent Warrant, dated July 30, 2015	8-K	4.2	7/30/2015

4.14	Form of Investor Warrant, dated August 26, 2015	8-K	4.1	8/26/2015

4.15	Form of Placement Agent Warrant, dated August 26, 2015	8-K	4.2	8/26/2015

10.1	Ceres, Inc. 2000 Stock Option/Stock Issuance Plan, as amended	8-K	10.1	8/20/2012

10.2	Form of Stock Option Agreement under the Ceres, Inc. 2000 Stock Option/Stock Issuance Plan	S-1/A	10.2	7/25/2011

10.3	Form of Stock Purchase Agreement under the Ceres, Inc. 2000 Stock Option/Stock Issuance Plan	S-1/A	10.3	10/14/2011

10.4	Ceres, Inc. 2010 Stock Option/Stock Issuance Plan	S-1/A	10.4	5/23/2011

10.5	Form of Stock Option Agreement under the Ceres, Inc. 2010 Stock Option/Stock Issuance Plan	S-1/A	10.5	7/25/2011

10.6	Form of Stock Purchase Agreement under the Ceres, Inc. 2010 Stock Option/Stock Issuance Plan	S-1/A	10.6	9/16/2011

10.7	Amended and Restated Ceres, Inc. 2011 Equity Incentive Plan	8-K	10.1	2/13/2013

10.8	Ceres, Inc. Performance Incentive Plan	S-1/A	10.31	10/14/2011

10.9	Form of Stock Option Grant Notice and Option Award Agreement under the Amended and Restated Ceres, Inc. 2011 Equity Incentive Plan	S-1/A	10.32	1/17/2012

		Where Located
					Filed
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	Herewith
10.10	Form of Restricted Stock Grant Notice and Restricted Stock Award Agreement under the Amended and Restated Ceres, Inc. 2011 Equity Incentive Plan	10-K	10.10	11/20/2012

10.10.1	Form of Stock Payment Grant Notice and Stock Payment Award Agreement under the Amended and Restated Ceres, Inc. 2011 Equity Incentive Plan	10-K	10.10.1	11/26/2013

10.11	Form of Indemnification Agreement between Ceres, Inc. and its directors and officers	S-1/A	10.36	1/25/2012

10.12	Employment Agreement between Ceres, Inc. and Richard Hamilton, dated September 1, 2011	S-1/A	10.23	9/16/2011

10.13	Employment Agreement between Ceres, Inc. and Paul Kuc, dated September 1, 2011	S-1/A	10.24	9/16/2011

10.14	Employment Agreement between Ceres, Inc. and Michael Stephenson, dated September 1, 2011	S-1/A	10.25	9/16/2011

10.15	Employment Agreement between Ceres, Inc. and Wilfriede van Assche, dated September 1, 2011	S-1/A	10.26	9/16/2011

10.16	Exclusive Consultancy Agreement between Ceres, Inc. and Richard Flavell, dated October 11, 2011	10-K	10.16	11/20/2012

10.17	Exclusive Consulting Agreement between Ceres, Inc. and Robert Goldberg, dated June 19, 2013	10-K	10.1	7/11/2013

10.18	Agricultural Lease Agreement between John & Connie Giesenschlag and Ceres, Inc. dated April 1, 2008	S-1/A	10.9	7/25/2011

10.19	Ground Lease Agreement between John & Connie Giesenschlag and Ceres, Inc. dated April 1, 2008	S-1	10.10	5/23/2011

†10.20	Exclusive License Agreement between Cambridge University Technical Services, Ltd. and Ceres, Inc., dated November 1, 2001	S-1/A	10.11	10/14/2011

†10.21	Sponsored Research Agreement between The Texas Agricultural Experiment Station of The Texas A&M University System and Ceres, Inc., dated August 29, 2007, as amended	S-1/A	10.12	1/17/2012

		Where Located
					Filed
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	Herewith
†10.21.1	Amended and Restated Sponsored Research Agreement between Texas AgriLife Research (f/k/a The Texas Agricultural Experiment Station of The Texas A&M University System) and Ceres, Inc., dated September 24, 2011	S-1/A	10.34	12/19/2011

10.22	Intellectual Property Rights Agreement between The Texas Agricultural Experiment Station of The Texas A&M University System and Ceres, Inc., dated August 29, 2007	S-1/A	10.13	12/19/2011

†10.22.1	Amended and Restated Intellectual Property Rights Agreement between The Texas Agricultural Experiment Station of The Texas A&M University System and Ceres, Inc., dated September 24, 2011	S-1/A	10.35	12/29/2011

†10.23	Material Transfer and Evaluation Agreements between The Texas A&M University System and Ceres, Inc., dated April 23, 2008, as amended	S-1/A	10.14	8/29/2011

10.23.1	Amendment No. 2 to Material Transfer and Evaluation Agreement between The Texas A&M University System and Ceres, Inc., dated April 23, 2008 (MTA-001018)	8-K	10.1	1/10/2013

10.23.2	Amendment No. 2 to Material Transfer and Evaluation Agreement between The Texas A&M University System and Ceres, Inc., dated April 23, 2008 (MTA-001019)	8-K	10.1	1/10/2013

†10.24	Line License Agreement between The Texas A&M University System and Ceres, Inc., dated October 16, 2009	S-1/A	10.15	10/14/2011

†10.25	Line License Agreement between Ceres, Inc. and The Texas A&M University System, dated July 12, 2011.	S-1/A	10.30	8/29/2011

†10.25.1	Amendment No. 1 to Line License Agreement between Ceres, Inc. and The Texas A&M University System, dated July 12, 2011.	10-K	10.25.1	11/20/2012

†10.26	Master Research Agreement between The Samuel Roberts Noble Foundation, Inc. and Ceres, Inc., dated May 19, 2006	S-1/A	10.16	1/25/2012

†10.26.1	Schedule 7 to Master Research Agreement between The Samuel Roberts Noble Foundation, Inc. and Ceres, Inc., dated May 19, 2006	10-K	10.26.1	11/20/2012

		Where Located
					Filed
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	Herewith
†10.27	Evaluation, Production and License Agreement between The Samuel Roberts Noble Foundation, Inc. and Ceres, Inc., dated May 19, 2006	S-1/A	10.17	10/14/2011

†10.28	License Agreement for NF/GA992 and NF/GA993 between The Samuel Roberts Noble Foundation, Inc. and Ceres, Inc., dated December 1, 2008	S-1/A	10.18	10/14/2011

†10.29	License Agreement for NF/GA002 between The Samuel Roberts Noble Foundation, Inc. and Ceres, Inc., dated September 1, 2009	S-1/A	10.19	10/14/2011

†10.30	Collaboration Agreement between the Institute of Biological, Environmental and Rural Sciences of Aberystwyth University and Ceres, Inc., dated April 1, 2007, as amended	S-1/A	10.20	1/25/2012

†10.30.1	Amendment IV to the Schedule I to the Collaboration Agreement between the Institute of Biological, Environmental, and Rural Sciences of Aberystwyth University in Wales, U.K. and Ceres, Inc., dated April 1, 2007.	10-Q	10.1	7/12/2012

†10.30.2	Amendment V to the Schedule I to the Collaboration Agreement between the Institute of Biological, Environmental, and Rural Sciences of Aberystwyth University in Wales, U.K. and Ceres, Inc., dated April 1, 2007.	10-K	10.30.2	11/26/2013

†10.31	Collaboration Agreement between Institute of Crop Sciences of the Chinese Academy of Agricultural Sciences and Ceres, Inc., dated November 15, 2007, as amended	S-1/A	10.21	12/19/2011

10.31.1	Amendment III to the Collaboration Agreement between Institute of Crop Sciences of the Chinese Academy of Agricultural Sciences and Ceres, Inc., dated November 15, 2007, as amended	10-Q	10.1	7/12/2012

10.31.2	Amendment IV to the Collaboration Agreement between Institute of Crop Sciences of the Chinese Academy of Agricultural Sciences and Ceres, Inc., dated November 15, 2007, as amended	10-K	10.31.2	11/20/2012

†10.32	Enabling Technology License Agreement between Ceres, Inc. and Monsanto Company, dated April 1, 2002	S-1/A	10.29	7/5/2011

		Where Located
					Filed
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	Herewith
10.33	Convertible Note Purchase Agreement among Ceres, Inc. and the investors named therein, dated August 1, 2011	S-1/A	10.33	11/10/2011

10.34	Form of Registration Rights Agreement, dated as of July 30, 2015, by and among Ceres, Inc. and certain investors	8-K	10.2	7/30/2015

10.35	Form of Registration Rights Agreement Amendment, dated as of August 26, 2015, by and among Ceres, Inc. and certain investors	8-K	10.2	8/26/2015

10.36	Form of Securities Purchase Agreement, dated as of July 26, 2015, by and among Ceres, Inc. and certain investors	8-K	10.1	7/30/2015

10.37	Form of Securities Purchase Agreement, dated as of August 20, 2015, by and among Ceres, Inc. and certain investors	8-K	10.1	8/26/2015

21.1	List of Subsidiaries	10-K	21.1	11/20/2014

23.1	Consent of KPMG LLP				X

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).				X

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.				X

*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.				X

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	This certification is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

