Form 10-Q
period 2015-11-30
Ceres, Inc.
filed 2016-01-14
CIK 767884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 7, 2016
Common Stock, $0.01 par value per share	14,685,700

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts and par value)

(Unaudited)

	November 30,	August 31,
	2015	2015

ASSETS
Current assets:
Cash and cash equivalents	$3,438	$8,095
Prepaid expenses	403	477
Accounts receivable	848	577
Assets held for sale	228	474
Other current assets	594	143
Total current assets	5,511	9,766
Property and equipment, net	1,196	1,258
Other assets	126	98
Total assets	$6,833	$11,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,826	$4,402
Billings in excess of costs	516	802
Deferred rent	18	18
Total current liabilities	4,360	5,222
Deferred rent	52	56
Common stock warrant liabilities	1,239	1,631
Total liabilities	5,651	6,909
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid in capital, $0.01 par value; 240,000,000 shares authorized; 8,830,700 shares issued and outstanding at November 30, 2015; 8,830,700 shares issued and outstanding at August 31, 2015	335,870	335,512
Accumulated other comprehensive loss	792	762
Accumulated deficit	(335,480)	(332,061)
Total stockholders’ equity	1,182	4,213
Total liabilities and stockholders’ equity	$6,833	$11,122

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended November 30,
	2015	2014
Revenues:
Services	$942	$400
Total revenues	942	400

Cost and operating expenses:
Cost of products	946	442
Research and development	1,718	2,504
Selling, general and administrative	2,088	3,441
Total cost and operating expenses	4,752	6,387
Loss from operations	(3,810)	(5,987)
Interest expense	(4)	(3)
Interest income	3	18
Other income	393	-
Loss before income taxes	(3,418)	(5,972)
Income tax expense	(1)	(1)
Net loss	$(3,419)	$(5,973)
Basic and diluted net loss per share	$(0.39)	$(0.96)
Weighted average outstanding common shares used for net loss per share:
Basic and diluted	8,830,479	6,032,102

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended
	November 30,
	2015	2014
Net loss	$(3,419)	$(5,973)
Other comprehensive income (loss)
Foreign currency translation adjustments	30	(30)
Net unrealized gains on marketable securities	-	4
Total comprehensive loss	$(3,389)	$(5,999)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	November 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(3,419)	$(5,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on disposal of assets	(5)	(23)
Loss on assets held for sale	68	-
Depreciation and amortization	115	189
Amortization of premiums on marketable securities	-	63
Non-cash interest income	-	(75)
Stock compensation	358	615
Change in fair value of common stock warrants	(392)	-
Changes in operating assets and liabilities:
Prepaid expenses	76	57
Accounts receivable	(271)	47
Inventories	-	(749)
Other assets	(480)	(200)
Accounts payables and accrued expenses	(492)	(351)
Other liabilities	(290)	85
Other	-	22
Net cash used in operating activities	(4,732)	(6,293)

Cash flows from investing activities:
Purchases of property and equipment	(4)	(149)
Proceeds from sale of property and equipment	5	23
Proceeds from sale of assets held for sale	103	-
Purchases of marketable securities	-	(720)
Maturities of marketable securities	-	7,950
Net cash provided by investing activities	104	7,104

Cash flows from financing activities:
Repayment of debt	-	(23)
Net cash used in financing activities	-	(23)

Effect of foreign currency translation on cash	(29)	43
Net increase (decrease) in cash and cash equivalents	(4,657)	831
Cash and cash equivalents at beginning of period	8,095	3,423
Cash and cash equivalents at end of period	$3,438	$4,254

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

In January 2010, the Company formed a subsidiary, Ceres Sementes do Brasil Ltda. The Company’s ownership in this subsidiary is 99.9% and Ceres Agrotechnologies Intl LLC (referred to hereinafter) owns the remaining interest. In May 2014, the Company formed a wholly owned subsidiary, Ceres Agrotechnologies Intl LLC. In May 2014, the Company also formed a subsidiary, CS Semillas de Mexico, S.de L. de C.V. The Company’s ownership in this subsidiary is 99.9% and Ceres Agrotechnologies Intl LLC owns the remaining interest.

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

The Company has incurred substantial net losses from operations since its inception and its accumulated deficit as of November 30, 2015 was $335,480. The Company expects to incur additional losses related to the continued development and expansion of its business, including research and development, seed production and operations, and sales and marketing.

As of November 30, 2015 the Company had cash and cash equivalents of $3,438. On December 17, 2015 the Company raised net proceeds of approximately $6,400 from a public offering. The Company plans to finance its operations for the next eight months with cash on hand, and with cash inflows from collaboration and grant funding and from product sales. The Company intends to seek additional funds through public or private debt or equity financings, collaborations, licensing arrangements, government programs and the sale of intellectual property, technology or other assets. The Company cannot provide any assurances that additional sources of funding will be available on terms acceptable to the Company or at all, or that it will be successful in entering into collaborations or license agreements, receiving funds under government grants or selling intellectual property, technology or other assets. If the Company is unable to raise additional funds, the Company will not have adequate liquidity to fund its operations and will be forced to significantly curtail or cease its operations.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (GAAP) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended August 31, 2015 filed with the Securities and Exchange Commission (SEC) on November 23, 2015.

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

The following tables present the Company’s financial assets that were measured at fair value on a recurring basis as of November 30, 2015 and August 31, 2015 by level within the fair value hierarchy:

	November 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,732	$—	$—	$1,732
Certificates of deposit — available for sale	—	60	—	60
Total	$1,732	$60	$—	$1,792

All of the money market funds and certificates of deposit are included in cash and cash equivalents on the condensed consolidated balance sheets.

	August 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$3,732	$—	$—	$3,732
Certificates of deposit — available for sale	—	60	—	60
Total	$3,732	$60	$—	$3,792

All of the money market funds and certificates of deposit are included in cash and cash equivalents on the condensed consolidated balance sheets.

Financial Liabilities

Certain common stock warrants have been classified as liabilities due to some features which could enable the holder to receive cash. The Company utilizes an option pricing valuation model to determine the fair value of its outstanding common stock warrant liabilities. The inputs to the model include fair value of the stock related to the warrant, exercise price of the warrant, expected term, expected volatility, risk-free interest rate and dividend yield. As several significant inputs are not observable, the overall fair value measurement of the common stock warrants are classified as Level 3. The fair value of the Company’s common stock warrant liabilities were $1,239 and $1,631 at November 30, 2015 and August 31, 2015, respectively.

The fair value of the common stock warrant liabilities at November 30, 2015 and August 31, 2015 were estimated using the following weighted-average assumptions:

	Three Months Ended November 30, 2015	Year Ended August 31, 2015
Expected term (in years)	4.66 - 5.24	4.91 - 5.49
Expected volatility	70.20% - 71.60%	69.80%
Risk free interest rate	1.65%	1.54%
Expected dividend yield	0%	0%

Accounts Receivable

Accounts receivable represents amounts owed to the Company from product sales and services. The Company had no amounts reserved for doubtful accounts at November 30, 2015 and August 31, 2015 as the Company expects full collection of the accounts receivable balances.

Inventories

When inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs are recorded for the difference between the cost and the market value in the period based on the Company’s evaluation of such inventory with any excess cost recognized during the period within cost of product sales.

All inventory at November 30, 2014 and August 31, 2015, respectively, was recorded at net realizable value of $0.

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

Restructuring

At August 31, 2015, there was approximately $700 of accrued liability related to workforce reductions in connection with fiscal 2015 restructurings. As of November 30, 2015, these accrued liabilities were substantially paid.

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

The following summarizes the changes in the balances of each component of accumulated other comprehensive loss during the three months ended November 30, 2015:

Foreign
Currency
Translation
Balance at August 31, 2015	$762
Comprehensive gain	30
Balance at November 30, 2015	$792

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and dilutive potential common share equivalents then outstanding, to the extent they are dilutive. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Dilutive net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive.

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	November 30,
	2015	2014
Options to purchase common stock	390,215	420,509
Warrants to purchase common stock	2,775,083	260,255
Total	3,165,298	680,764

(3) Property and Equipment

Property and equipment are summarized as follows:

	November 30, 2015	August 31, 2015
Land	$43	$43
Automobiles and trucks	44	44
Buildings	1,215	1,215
Office, laboratory, farm and warehouse equipment and furniture	10,863	10,863
Leasehold improvements	5,659	5,659
	17,824	17,824
Less accumulated depreciation and amortization	(16,628)	(16,566)
Property and equipment, net	$1,196	$1,258

(4) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	November 30, 2015	August 31, 2015
Accounts payable	$2,014	$2,000
Accrued payroll and related expenses	1,039	1,581
Research and development contracts	174	283
Taxes	389	395
Other	210	143
	$3,826	$4,402

(5) Stock-Based Compensation

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

Stock-based compensation expense included in operating expenses are as follows:

	Three months ended
	November 30,
	2015	2014
Stock-based compensation expense	$359	$619
Fair value changes of collaboration warrants	(1)	(4)
	$358	$615

There were no stock options exercised during the three months ended November 30, 2015 and 2014.

Stock Option Activity

The following table summarizes the stock option transactions under the Equity Plans during the three months ended November 30, 2015:

	Shares	Weighted Average Exercise Price
Options outstanding at August 31, 2015	409,763	$43.87
Options granted	250	1.11
Options forfeited	(19,798)	24.96
Options outstanding at November 30, 2015	390,215	$44.80

No tax benefits have been recorded on compensation costs recognized for options exercised. As of November 30, 2015, there was $751of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted average of 1.31 years. The Company’s policy is to issue new shares for options exercised.

Restricted Stock Activity

The following summarizes the restricted stock transactions under the Equity Plans during the three months ended November 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding and unvested at August 31, 2015	37,242	$25.17
Restricted stock vested	(28,728)	18.45
Restricted stock forfeited	(2,511)	19.10
Restricted stock outstanding and unvested at November 30, 2015	6,003	$52.55

As of November 30, 2015, there was $18 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average of 2.04 years.

Stock Activity

During the three months ended November 30, 2015, the Company granted 2,511 shares of common stock under the 2011 Plan with a fair market value of $1.11 per share. The Company recorded $2.8 of expense related to this stock grant. There were no shares of common stock issued during the three months ended November 30, 2014.

(6) Stockholders’ Equity

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

Warrants issued in connection with the July 30, 2015 registered public offering and concurrent private placement.

On July 30, 2015 the Company issued warrants exercisable for one share of Common Stock for each share purchased in the July 30, 2015 offering for an aggregate of 1,200,000 shares of Common Stock at an exercise price of $1.62 per share. The warrants are exercisable at any time or from time to time, in whole or in part, beginning on January 30, 2016 and expire on January 30, 2021. The fair value of these warrants at November 30, 2015 was $569.3 based on a risk-free rate of 1.65%, volatility of 70.2%, expected term of 5.16 years and 0% dividend yield.

The Company also issued warrants to purchase an aggregate of 24,000 shares of our Common Stock at an exercise price of $1.944 per share to the placement agent as part of the placement agent’s compensation. The warrants issued to the placement agent are exercisable at any time or from time to time, in whole or in part, beginning on July 30, 2016 and expire on July 30, 2020. The fair value of these warrants at November 30, 2015 was $10.0 based on a risk-free rate of 1.65%, volatility of 71.6%, expected term of 4.7 years and 0% dividend yield.

Warrants issued in connection with the August 26, 2015 registered public offering and concurrent private placement.

On August 26, 2015, the Company issued warrants exercisable for 0.75 shares of Common Stock for each share purchased in the August 26, 2015 offering for an aggregate of 1,198,859 shares of Common Stock at an exercise price of $1.22 per share. The warrants are exercisable at any time or from time to time, in whole or in part, beginning on February 26, 2016 and expire on February 26, 2021. The fair value of these warrants at November 30, 2015 was $645.9 based on a risk-free rate of 1.65%, volatility of 70.2%, expected term of 5.2 years and 0% dividend yield.

The Company also issued warrants to purchase an aggregate of 31,970 shares of our Common Stock at an exercise price of $1.83 per share to the placement agent as part of the placement agent’s compensation. The warrants issued to the placement agent are exercisable at any time or from time to time, in whole or in part, beginning on August 26, 2016 and expire on August 26, 2020. The fair value of these warrants at November 30, 2015 was $13.5 based on a risk-free rate of 1.65%, volatility of 70.2%, expected term of 4.7 years and 0% dividend yield.

In connections with the change in the fair value of liability classified warrants, the Company recorded a gain of $392 for the three months ended November 30, 2015, included in other income on the accompanying condensed consolidated statement of operations.

(7) Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, with the exception of minimum statutory amounts, because the Company has incurred losses since its inception. The Company has deferred tax assets consisting primarily of net operating loss carryforwards that have been fully offset by a valuation allowance.

(8) Commitments and Contingencies

The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through 2023. The leases on the facilities contains provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets as of November 30, 2015, and August 31, 2015.

In connection with one of its facilities leases, the Company received a reimbursement for leasehold improvements of $270. This reimbursement is a lease incentive which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Total rental expense recognized was $42 and $134 for the three months ended November 30, 2015 and 2014, respectively.

Future minimum payments under noncancelable operating leases as of November 30, 2015 are as follows:

Operating Leases
Remaining nine months of fiscal year 2016	$143
2017	568
2018	618
2019	682
Total minimum lease payments	$2,011

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. Except as set forth in the immediately following two paragraphs, we are not currently a party to any material litigation or other material legal proceedings. We may, however, be involved in other material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.

A claim was filed against the Company on December 2, 2015 in the Labor Court of Itumbiara, Goias, Brazil by the estate of a deceased employee of the Company’s Brazilian subsidiary alleging that the employee’s death in an accident while driving a Company vehicle resulted from a lack of proper maintenance of such vehicle and the plaintiff is requesting damages of approximately 3.8 million reais (approximately $1 million). The Company intends to vigorously defend the claim.

A lawsuit was filed in Los Angeles Superior Court, Ventura County on December 3, 2015 by a former employee of the Company, asserting a number of claims. The lawsuit raises a number of allegations, including, among other things, disability discrimination, failure to provide reasonable accommodation, failure to engage in the interactive process, retaliation under California state laws, wrongful termination and several claims of violations under California wage-hour laws, including alleged failure to pay required minimum wage, overtime, meal and rest break payments and failure to provide accurate itemized wage statements. Ceres at this point in time believes that it has substantial defenses to each claim, intends to fully and appropriately investigate those claims and further intends to vigorously defend itself against the lawsuit. The Company has secured Employment Practices Liability Insurance (“EPLI”) which it believes will cover most if not all allegations set forth in the lawsuit and has tendered the matter to its EPLI carrier.

The Company has determined that there is no probable, estimable liability related to the two cases disclosed above. Accordingly, the Company has not accrued any liability related to these cases.

(9) Research Collaboration Agreements

The Company has a number of research agreements with academic collaborators, including among others, TAMU, Noble, and the Institute of Crop Sciences of the Chinese Academy of Agricultural Sciences. In connection with these agreements, the Company receives certain exclusive options or licensing rights to technology and intellectual property developed under these agreements. The Company expenses amounts under these agreements to research and development expense in the period in which the services are rendered. The Company also licenses technology from third parties. Where required, initial payments under these license agreements are capitalized and expensed on a straight-line basis over the license term.

Future minimum payments under the Company’s research collaboration agreements as of November 30, 2015 are as follows:

Remaining nine months of fiscal year 2016	$427
2017	50
$477

(10) Subsequent Events

On December 17, 2015, the Company completed a public offering consisting of (1) the issuance of an aggregate of 2,905,000 shares of Common Stock and warrants to acquire 2,905,000 shares of common stock, including the partial exercise of the underwriters’ overallotment option of 2,305,000 shares of common stock and warrants to acquire 2,305,000 shares of common stock, par value $0.01 per share, of the Company, at an offering price of $0.40 per share, and (2) the issuance of (i) 6,460 shares of preferred stock at an offering price of $1,000 per preferred share convertible into 16,150,000 shares of common stock and (ii) the issuance of warrants to purchase 16,150,000 shares of common stock. The warrants to purchase common stock will be classified as liabilities and the Company estimates the value of the warrants to be approximately $5,200. The Company received net proceeds of approximately $6,400, after deducting the placement agent fee and related offering expenses.

On January 12, 2016 the Company’s Board of Directors adopted a resolution approving a proposal to be presented to the shareholders at the next annual meeting to effect a reverse split of all of the Company’s outstanding shares of common stock by a ratio in the range of 1-for-10 and 1-for-20 with the exact ratio to be determined by the Board. The proposal provides that the Company’s Board of Directors shall have sole discretion pursuant to Section 242(c) of the Delaware General Corporation Law to elect, as it determines to be in the Company’s best interest, whether or not to effect the reverse stock split before April 5, 2017 or to abandon it. If after approval of the proposal by the shareholders, the Company’s Board determines that effecting the reverse stock split is in the Company’s best interest, the reverse stock split will become effective upon filing of an amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q, the information under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 23, 2015. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our efforts to develop and commercialize our products, anticipated yields and product performance, our short-term and long-term business strategies, market and industry expectations and future results of operations and financial position, including anticipated cost savings and projected cash expenditures from our restructuring plan and liquidity, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “potential”, “continue” or other similar words. We based these forward-looking statements largely on our current expectations and projections about future events or trends that we believe may affect our business and financial performance. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to materially differ from any future results, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 23, 2015 and elsewhere in this Quarterly Report on Form 10-Q, the material risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify, you should not rely on these forward-looking statements as guarantees of future results, performance or achievements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of the filing of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly, except to the extent required by law, any forward-looking statements for any reason after the date we file this Quarterly Report on Form 10-Q with the SEC to conform these statements to actual results or to changes in our expectations.

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

We have invested significantly in research, development and technology. For the fiscal years ended August 31, 2015 and 2014, we invested $9.7 million and $14.2 million, respectively, in research and development, with the main emphasis on breeding and traits. Our other operating expenses are related to selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the operations of our business and have been dependent on funding our operations through the issuance and sale of equity securities. Our accumulated deficit as of November 30, 2015 was $335.5 million. Our cash and cash equivalents of $3.4 million as of November 30, 2015 and net proceeds received of $6.4 million in our public offering on December 17, 2015 is not sufficient to enable us to remain in business beyond July 2016 without raising further capital or significantly curtailing our operations. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

During the fourth quarter of fiscal 2015, we announced the continued realignment of our business to focus on food and forage opportunities and biotechnology traits for sugarcane and other crops. The realignment primarily involved a restructuring of our Brazilian seed operations. The restructuring of our Brazilian seed operations, included, among other actions, a workforce reduction that impacted 33 positions in Brazil primarily related to administration, operations and manufacturing as well as 2 support positions in the United States. As of November 30, 2015, these reductions have been substantially completed. We have paid total charges of approximately $1.4 million with respect to these reductions, including $1.2 million of one time severance expenses, and $0.2 million for continuation of salary and benefits until their work was completed. We expect to save up to approximately $8.0 to $10.0 million in cash in fiscal 2016 as a result of restructuring our operations as described above. After full implementation of the restructuring plan, our Brazilian operations will be focused on sugarcane trait development activities for the Brazilian sugarcane market. There can be no assurance that we will achieve the cost savings we expect in fiscal 2016 after fully implementing the realignment plan.

In July 2014, our Brazilian subsidiary was selected for a grant and a multi-year credit facility to fund a product development project for sorghum and sugarcane under the government’s PAISS Agricola program. In light of the restructuring of our Brazilian operations we have decided not to pursue the original project, which focused primarily on sorghum, nor accept the non-repayable grant tied to the original project plan. We have approached the Brazilian government to narrow the focus and significantly reduce the size of the project. We may still be eligible to utilize the program’s subsidized credit facility to fund certain development and commercialization activities in Brazil

Public Offerings

On March 10, 2014, we completed a registered public offering of 2,875,000 shares of common stock (including 375,000 shares purchased by the underwriter upon the exercise in full of their right to purchase up to an additional 375,000 shares to cover over-allotments) at a price to the public of $8.00 per share. We received approximately $20.8 million of proceeds from the offering, after deducting underwriting discounts and commissions and estimated offering expenses.

On July 30, 2015, we completed a registered public offering of an aggregate of 1,200,000 shares of common stock, par value $0.01 per share, of the Company, at an offering price of $1.296 per share for estimated net proceeds of approximately $1.0 million, after deducting the placement agent fee and related offering expenses. In connection with the offering, we issued warrants exercisable for one share of common stock for each share purchased at an exercise price of $1.62 per share. We also issued warrants to purchase an aggregate of 24,000 shares of common stock at an exercise price of $1.944 per share to the placement agent as part of the placement agent’s compensation.

On August 26, 2015, we completed a registered public offering of an aggregate of 1,598,478 shares of common stock, par value $0.01 per share, of the Company, at an offering price of $1.22 per share for estimated net proceeds, together with the concurrent private placement, of approximately $1.7 million, after deducting the placement agent fee and related offering expenses. In connection with the offering, we issued warrants exercisable for 0.75 shares of common stock, for an aggregate of 1,198,859 shares of common stock at an exercise price of $1.22 per share. We also issued warrants to purchase an aggregate of 31,970 shares of common stock at an exercise price of $1.83 per share to the placement agent as part of the agent's compensation.

On December 17, 2015, the Company completed a public offering consisting of (1) the issuance of an aggregate of 2,905,000 shares of Common Stock and warrants to acquire 2,905,000 shares of common stock, including the partial exercise of the underwriters’ overallotment option of 2,305,000 shares of common stock and warrants to acquire 2,305,000 shares of common stock, par value $0.01 per share, of the Company, at an offering price of $0.40 per share, and (2) the issuance of 6,460 shares of preferred stock at an offering price of $1,000 per share convertible into 16,150,000 shares of common stock and (3) the issuance of warrants to purchase 16,150,000 shares of common stock. The Company received net proceeds of approximately $6.4 million, after deducting the placement agent fee and related offering expenses.

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

Services

From time to time, we have entered into research and development collaboration agreements with third parties including a large agriculture supplier, a consumer goods conglomerate and several biofuel producers. In addition, we have received grants from government agencies such as the United States Department of Agriculture. The research and development collaboration agreements typically provide us with multiple revenue streams, which may include upfront, non-refundable fees for licensing certain of our technologies, fees for research and development activities, and contingent milestone payments upon achievement of contractual criteria.

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

Software and Services. We provide services related to software arrangements that involve (1) significant production, modification or customizations and (2) Post Contract Customer Support (PCS). The customer has the option, annually, to extend the arrangement or elect to receive only maintenance. We do not have vendor specific objective evidence (“VSOE”) related to these components. In addition, there are substantive acceptance provisions related to the production, modification or customization. We apply the completed contract method to these arrangements. However, only costs related to the production, modification or customization are deferred. Revenue is recognized upon acceptance of the production, modification or customization as that is later than the expiration of the annual PCS period.

Billings in Excess of Costs. We recognize billings in excess of costs to the extent that cash received under the software and service arrangements are in excess of the revenues recognized related to the arrangements since the work under the arrangements have not yet been performed, or the work has not been fully completed at the balance sheet date, which is classified as other current liabilities on the accompanying condensed consolidated balance sheets.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended November 30,
	2015	2014
Revenues:
Services	$942	$400
Total revenues	942	400

Cost and operating expenses:
Cost of product sales	946	442
Research and development	1,718	2,504
Selling, general and administrative	2,088	3,441
Total cost and operating expenses	4,752	6,387
Loss from operations	(3,810)	(5,987)
Interest expense	(4)	(3)
Interest income	3	18
Other income	393	-
Loss before income taxes	(3,418)	(5,972)
Income tax expense	(1)	(1)
Net loss	$(3,419)	$(5,973)

Comparison of the Three Months Ended November 30, 2015 and 2014

Revenues

	Three Months Ended
	November 30,
	2015	2014	Change
	(In thousands)
Services	$942	400	$542

Total revenue	$942	$400	$542

Our total revenues increased by $0.5 million to $0.9 million for the three months ended November 30, 2015 compared to the corresponding period in the prior year primarily due to the recognition of revenue following the completion of work under our software services agreements. There were no significant product sales during the quarter primarily due to the seasonality of our forage sorghum seed business in the U.S.

Cost and Operating Expenses

	Three Months Ended
	November 30,
	2015	2014	Change
	(In thousands)
Cost of product sales	$946	$442	$504
Research and development	1,718	2,504	(786)
Selling, general and administrative	2,088	3,441	(1,353)
Total cost and operating expenses	$4,752	$6,387	$(1,635)

Cost of Product Sales

Our cost of product sales increased by $0.5 million to $0.9 million for the three months ended November 30, 2015 compared to the corresponding period in the prior year primarily due to increased seed production costs of $0.4 related to our historical sorghum business in Brazil and $0.1 million related to our U.S. forage sorghum business.

Research and Development Expenses

Our research and development expenses decreased by $0.8 million to $1.7 million for the three months ended November 30, 2015 compared to the corresponding period in the prior year. In the U.S., research and development expenses decreased by $0.4 million primarily due to reduced personnel and related expenses, and in Brazil, research and development expenses decreased by $0.4 million primarily due to a reduction in personnel and related activities as a result of the restructuring of our Brazil operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $1.3 million to $2.1 million for the three months ended November 30, 2015 compared to the corresponding period in the prior year. In the U.S., expenses decreased by $0.8 million primarily due to reduced personal and related expenses of $0.5 million and reduced professional fees of $0.3 million. In Brazil expenses decreased by $0.5 million primarily due to reduced personnel and related expenses as a result of the restructuring of our Brazil operations.

Interest Expense and Interest Income

	2015	2014	Change
	(In thousands)
Interest expense	$(4)	$(3)	$(1)
Interest income	3	18	(15)
Other income	393	-	393
Total	$392	$15	$377

Other Income

Other income increased by $0.4 million due to the change in the fair value of our warrants for the quarter ended November 30, 2015.

Liquidity and Capital Resources

Since our inception we have incurred significant net losses, and as of November 30, 2015, we had an accumulated deficit of $335.5 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that we will achieve profitable operations, or if achieved, that we can sustain them on a continued basis.

As of November 30, 2015, we plan to finance our operations for the next eight months with cash and marketable securities on hand, and with cash inflows from collaboration and grant funding, from product sales, and from net proceeds received from our public offering completed on December 17, 2015. We intend to seek additional funds through public or private debt or equity financings, collaborations, licensing arrangements, government programs and the sale of intellectual property, technology or other assets. We cannot provide any assurances that additional sources of funding will be available on terms acceptable to us or at all, or that we will be successful in entering into collaborations or license agreements, receiving funds under government grants or selling intellectual property, technology or other assets. If we are unable to raise additional funds, we will not have adequate liquidity to fund our operations and we will be forced to significantly curtail or cease our operations.

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

On December 17, 2015, the Company completed a public offering consisting of (1) the issuance of an aggregate of 2,905,000 shares of Common Stock and warrants to acquire 2,905,000 shares of common stock, including the partial exercise of the underwriters’ overallotment option of 2,305,000 shares of common stock and warrants to acquire 2,305,000 shares of common stock, par value $0.01 per share, of the Company, at an offering price of $0.40 per share, and (2) the issuance of 6,460 shares of preferred stock at an offering price of $1,000 per share convertible into 16,150,000 shares of common stock and (3) the issuance of warrants to purchase 16,150,000 shares of common stock. The Company received net proceeds of approximately $6.4 million, after deducting the placement agent fee and related offering expenses.

Cash Flows

	For the three months ended
	November 30,
	2015	2014
	(In thousands)
Net cash (used in) provided by
Operating activities	$(4,732)	$(6,293)
Investing activities	$108	$7,104
Finance activities	$-	$(23)

Net cash outflows of $4.7 million from operating activities during the three months ended November 30, 2015 primarily resulted from our net loss of $3.4 million, which included non-cash items of $0.4 million in stock based compensation expense and $0.1 million in depreciation expense which was mostly offset by a $0.4 million non-cash increase due to the changes in our warrant valuation.

Net cash outflows of $6.3 million from operating activities during the three months ended November 30, 2014 primarily resulted from our net loss of $6.0 million, which included non-cash items of $0.6 million in stock based compensation expense and $0.2 million in depreciation expense

Net cash provided by investing activities was $0.1 million during the three months ended November 30, 2015 as a result of proceeds from the sale of property and equipment.

Net cash provided by investing activities of $7.1 million during the three months ended November 30, 2014 was due to net marketable securities activity of $7.2 million, which was partially offset by $0.1 million used to purchase property and equipment.

Net cash used by financing activities of $23,000 during the three months ended November 30, 2014 was due to repayments on capital leases

Off-Balance Sheet Arrangements

As of November 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Seasonality

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the year ended August 31, 2015 and for the three months ended November 30, 2015 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in the U.S. will currently be higher in our third and fourth fiscal quarters, due to the timing of harvest and delivery for our seeds. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended November 30, 2015 and 2014, respectively. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition in future periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are also exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States and Brazil.

Interest Rate Risk

As of November 30, 2015 and August 31, 2015, our exposure to risk for changes in interest rates primarily related to our cash equivalents and marketable securities. We have investments in money market funds, commercial paper and corporate bonds, which all have relatively short term maturities. Accordingly, our interest income fluctuates with short term market conditions. All marketable securities are classified as available for sale and are expected to be liquid. Due to the relatively short-term nature of our investments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain cash and cash equivalents at one or more financial institutions that are significantly in excess of federally insured limits. We cannot assure you that we will not experience losses on these deposits.

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

Through November 30, 2015, the fluctuations in the Brazil Real for our operations in Brazil did not have an adverse impact on our results of operations as the U.S. dollar has been strengthening against the Brazil Real. As our international operations grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in the foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the Brazil Real, our foreign-currency based expenses increase when translated into U.S. dollars. To date, we have not hedged the risks associated with foreign currency exchange exposure. As the risks associated with fluctuations in the Brazil Real become greater, we will continue to reassess our approach to managing this risk.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of November 30, 2015.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2015 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

With the oversight of our audit committee, senior management plans to retain an outside third party to assist in the review, documentation and recommendation of appropriate accounting treatment for significant unusual transactions and revenue recognition and implement quarterly management controls review over such items going forward.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations. Except as set forth in the immediately following two paragraphs, we are not currently a party to any material litigation or other material legal proceedings. We may, however, be involved in other material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.

A claim was filed against the Company on December 2, 2015 in the Labor Court of Itumbiara, Goias, Brazil by the estate of a deceased employee of the Company’s Brazilian subsidiary alleging that the employee’s death in an accident while driving a Company vehicle resulted from a lack of proper maintenance of such vehicle and the plaintiff is requesting damages of approximately 3.8 million reais (approximately $1 million). The Company intends to vigorously defend the claim.

A lawsuit was filed in Los Angeles Superior Court, Ventura County on December 3, 2015 by a former employee of the Company, asserting a number of claims. The lawsuit raises a number of allegations, including, among other things, disability discrimination, failure to provide reasonable accommodation, failure to engage in the interactive process, retaliation under California state laws, wrongful termination and several claims of violations under California wage-hour laws, including alleged failure to pay required minimum wage, overtime, meal and rest break payments and failure to provide accurate itemized wage statements. Ceres at this point in time believes that it has substantial defenses to each claim, intends to fully and appropriately investigate those claims and further intends to vigorously defend itself against the lawsuit. The Company has secured Employment Practices Liability Insurance (“EPLI”) which it believes will cover most if not all allegations set forth in the lawsuit and has tendered the matter to its EPLI carrier.

Item 1A.	Risk Factors.

You should carefully consider the risks and uncertainties set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on November 23, 2015, together with all of the other information set forth in this Quarterly Report on Form 10-Q. If any of these risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. There have been no material changes to the risks discussed in the Form 10-K other than as set forth below:

We may not be able to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the operations of our business and have been dependent on funding our operations through the issuance and sale of equity securities. Our accumulated deficit as of November 30, 2015 was $335.5 million. We had cash and cash equivalents of $3.4 million as of November 30, 2015. On December 17, 2015, we raised net proceeds of $6.4 million from a public offering, which is not sufficient to enable us to remain in business beyond July 2016 without raising further capital or significantly curtailing our operations. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of August 31, 2015, our independent registered public accounting firm issued a report dated November 23, 2015 stating that we have incurred recurring losses and expects that the current level of cash and cash equivalents will only be sufficient to fund operations until January 2016 which raises substantial doubt about its ability to continue as a going concern. Investors in our securities should review carefully the report of our independent registered public accounting firm, which is included in our Form 10-K for the fiscal year ended August 31, 2015.

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

We will continue to need capital to fund our research and development projects, to commercialize our products and to provide working capital to fund other aspects of our business. As of November 30, 2015 we had cash and cash equivalents of $3.4 million. On December 17, 2015 we raised net proceeds of $6.4 million from a public offering and we believe that our existing cash and cash equivalents and marketable securities will provide adequate resources to fund our operations, including research and development expenses, planned capital expenditures and working capital requirements for the eight months. In order to fund our operations beyond that time, we will need to raise additional funds. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we are able to raise additional debt financing, we may be subject to restrictive covenants that limit our operating flexibility. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures will be significantly limited. If this happens, we may be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights grant licenses to our technology and sell assets on terms that are not favorable to us or delay or terminate research and development programs or the commercialization of products or significantly curtail or cease our operations.

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
Paul Kuc
Chief Financial Officer
(Principal Financial Officer)

Date: January 14, 2016

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Ceres, Inc., , dated February 27, 2012, as amended on March 11, 2014, April 8, 2014 and December 17, 2015

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

[1] 32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Ceres, Inc. for the quarterly period ended November 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

[1]	This certification is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.