Form 10-Q
period 2016-02-29
Ceres, Inc.
filed 2016-04-14
CIK 767884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

Not Applicable

(Former name or former address, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 11, 2016
Common Stock, $0.01 par value per share	18,810,700

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts and par value)

	February 29,	August 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,778	$8,095
Prepaid expenses	423	477
Accounts receivable	813	577
Assets held for sale	25	474
Other current assets	214	143
Total current assets	7,253	9,766
Property and equipment, net	1,214	1,258
Other assets	175	98
Total assets	$8,642	$11,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,994	$4,402
Billings in excess of costs on uncompleted contracts	608	802
Deferred rent	18	18
Total current liabilities	2,620	5,222
Deferred rent	47	56
Common stock warrant liabilities	3,443	1,631
Total liabilities	6,110	6,909
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 4,480 shares issued and outstanding at February 29, 2016; no shares issued and outstanding at August 31, 2015	-	-
Common stock, $0.01 par value; 240,000,000 shares authorized; 16,685,700 shares issued and outstanding at February 29, 2016; 8,830,700 shares issued and outstanding at August 31, 2015	167	88
Additional paid-in capital	338,010	335,424
Accumulated other comprehensive income	887	762
Accumulated deficit	(336,532)	(332,061)
Total stockholders’ equity	2,532	4,213
Total liabilities and stockholders’ equity	$8,642	$11,122

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Revenues:
Product sales	$23	99	23	99
Services	328	$244	$1,270	$644
Total revenues	351	343	1,293	743

Cost and operating expenses:
Cost of revenues	787	2,134	1,733	2,576
Research and development	1,457	2,449	3,175	4,953
Selling, general and administrative	1,413	3,869	3,501	7,310
Total cost and operating expenses	3,657	8,452	8,409	14,839
Loss from operations	(3,306)	(8,109)	(7,116)	(14,096)
Interest expense	(2)	(9)	(3)	(12)
Interest income	1	11	1	29
Costs associated with public offering	(966)	-	(966)	-
Other income	3,221	-	3,614	-
Loss before income taxes	(1,052)	(8,107)	(4,470)	(14,079)
Income tax expense	-	-	(1)	(1)
Net loss	$(1,052)	$(8,107)	$(4,471)	$(14,080)
Basic and diluted net loss per share	$(0.09)	$(1.34)	$(0.39)	$(2.33)
Weighted average outstanding common shares:
Basic and diluted	11,708,613	6,032,616	11,405,452	6,032,358

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Net loss	$(1,052)	$(8,107)	$(4,471)	$(14,080)
Other comprehensive income (loss)
Foreign currency translation adjustments	95	(241)	125	(271)
Net unrealized gains on marketable securities	-	5	-	9
Total comprehensive loss	$(957)	$(8,343)	$(4,346)	$(14,342)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	February 29,	February 28,
	2016	2015

Cash flows from operating activities:
Net loss	$(4,471)	$(14,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on disposal of assets	(34)	(21)
Insurance proceeds	(153)	-
Depreciation and amortization	212	352
Net loss on sale of assets held for sale	45	-
Amortization of premiums on marketable securities	-	109
Non-cash interest income	-	(130)
Stock compensation	689	1,205
Change in fair value of common stock warrants	(3,461)	-
Changes in operating assets and liabilities:
Prepaid expenses	56	281
Accounts receivable	(236)	28
Inventories	-	(67)
Other assets	(154)	(94)
Accounts payables and accrued expenses	(2,283)	(924)
Other liabilities	(202)	457
Other	-	156
Net cash used in operating activities	(9,992)	(12,728)

Cash flows from investing activities:
Purchases of property and equipment	(85)	(339)
Proceeds from sale of property and equipment	-	23
Proceeds from sale of assets held for sale	477	-
Purchases of marketable securities	-	(720)
Maturities of marketable securities	-	15,320
Net cash provided by investing activities	392	14,284

Cash flows from financing activities:
Repayment of debt	-	(28)
Costs associated with public offering	966	-
Proceeds from issuance of common stock, preferred stock and common stock warrants	6,281	-
Net cash povided by (used in) financing activities	7,247	(28)

Effect of foreign currency translation on cash	36	(169)
Net (decrease) increase in cash and cash equivalents	(2,317)	1,359
Cash and cash equivalents at beginning of period	8,095	3,423
Cash and cash equivalents at end of period	$5,778	$4,782

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

In January 2010, the Company formed a subsidiary, Ceres Sementes do Brasil Ltda. The Company’s ownership in this subsidiary is 99.9% and Ceres Agrotechnologies Intl LLC (referred to hereinafter) owns the remaining interest. In May 2014, the Company formed a wholly owned subsidiary, Ceres Agrotechnologies Intl LLC. In May 2014, the Company also formed a subsidiary, CS Semillas de Mexico, S.de R.L. de C.V. The Company’s ownership in this subsidiary is 99.9% and Ceres Agrotechnologies Intl LLC owns the remaining interest.

On April 8, 2015, the Company filed an amendment to its amended and restated certificate of incorporation which effected a 1 for 8 reverse stock split of the Company’s issued and outstanding shares of common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. All issued and outstanding shares of common stock, warrants, and stock options and per share amounts contained in the Company’s condensed consolidated 2015 financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

On December 17, 2015, the Company completed a public offering consisting of (1) the issuance of an aggregate of 2,905,000 shares of Common Stock and warrants to acquire 2,905,000 shares of common stock, including the partial exercise of the underwriters’ overallotment option of 2,305,000 shares of common stock and warrants to acquire 2,305,000 shares of common stock, par value $0.01 per share, of the Company, at an offering price of $0.40 per share, and (2) the issuance of (i) 6,460 shares of preferred stock at an offering price of $1,000 per preferred share convertible into 16,150,000 shares of common stock and (ii) the issuance of warrants to purchase 16,150,000 shares of common stock. Gross proceeds from the offering were $7,622. Net proceeds received by the Company was $6,281 after deducting underwriting discounts, commissions and estimated offering expenses totaling $1,341. Of the $1,341 in total costs associated with offering $966 was recorded to costs associated with the public offering in the condensed consolidated statement of operations since those costs were allocated to the warrant liabilities and $377 was recorded to additional paid-in capital in the condensed consolidated balance sheets.

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

Liquidity and Going Concern

The Company has incurred substantial net losses from operations since its inception and its accumulated deficit as of February 29, 2016 was $336,532. The Company expects to incur additional losses related to the continued development and expansion of its business, including research and development, seed production and operations, and sales and marketing.

As of February 29, 2016 the Company had cash and cash equivalents of $5,778. The Company plans to finance its operations through July 2016 with cash on hand, and with cash inflows from collaboration and grant funding and from product sales. The Company intends to seek additional funds through public or private debt or equity financings, collaborations, licensing arrangements, government programs and the sale of intellectual property, technology or other assets. The Company cannot provide any assurances that additional sources of funding will be available on terms acceptable to the Company or at all, or that it will be successful in entering into collaborations or license agreements, receiving funds under government grants or selling intellectual property, technology or other assets. If the Company is unable to raise additional funds, the Company will not have adequate liquidity to fund its operations and will be forced to significantly curtail or cease its operations. These circumstances raise substantial doubt about our ability to continue as a going concern.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in U.S. dollars and in accordance with the accounting principles generally accepted in the United States of America (GAAP) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended August 31, 2015 filed with the Securities and Exchange Commission (SEC) on November 23, 2015.

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

Use of Estimates

In preparing unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of property and equipment, valuation of equity instruments, and allowances of deferred tax assets, accounts receivable and inventory. Actual results could differ from those estimates.

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

Financial Liabilities

Certain common stock warrants have been classified as liabilities due to some features which could enable the holder to receive cash. The Company utilizes the Monte Carlo option pricing valuation model to determine the fair value of its outstanding common stock warrant liabilities. The inputs to the model include fair value of the stock related to the warrant, exercise price of the warrant, expected term, expected volatility, risk-free interest rate and dividend yield. As several significant inputs are not observable, the overall fair value measurement of the common stock warrants are classified as Level 3.

The following tables present the Company’s financial liabilities that were measured at fair value on a recurring basis as of February 29, 2016 and August 31, 2015 by level within the fair value hierarchy:

	February 29, 2016
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Common stock warrant liabilities	$—	$—	$3,443	$3,443
Total	$—	$—	$3,443	$3,443

	August 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Common stock warrant liabilities	$—	$—	$1,631	$1,631
Total	$—	$—	$1,631	$1,631

The change in fair value of the Company’s common stock warrant liabilities for the six months ended February 29, 2016 were as follows:

Common Stock
Warrant
Liabilities
Balance at August 31, 2015	$1,631
Issuance of common stock warrant liabilities	5,273
Fair value adjustment (included in other income)	(3,461)
Balance at February 29, 2016	$3,443

The fair value of the common stock warrant liabilities at February 29, 2016 and August 31, 2015 were estimated using the following weighted-average assumptions:

	Six Months Ended February 29, 2016	Year Ended August 31, 2015
Expected term (in years)	4.42 - 5.00	4.91 - 5.49
Expected volatility	70.70% - 74.50%	69.80%
Risk free interest rate	1.22% - 1.73%	1.54%
Expected dividend yield	0%	0%

Accounts Receivable

Accounts receivable represents amounts owed to the Company from product sales and services. The Company had no amounts reserved for doubtful accounts at February 29, 2016 and August 31, 2015 as the Company expects full collection of the accounts receivable balances.

Inventories

When inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs are recorded for the difference between the cost and the market value in the period based on the Company’s evaluation of such inventory with any excess cost recognized during the period within cost of product sales.

All inventory at February 29, 2016 and August 31, 2015, respectively, was written off.

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

In connection with the announcement we made on June 19, 2015, to restructure our Brazilian seed operations, a determination was made that the fixed assets in Brazil met the criteria to be classified as held for sale and the carrying amount of those assets was in excess of their fair value. Fair value of the assets held for sale was determined using an appraisal for certain assets and resale information available for certain assets. During the six months ended February 29, 2016 we received net proceeds of $477 related to assets held for sale and recorded a loss of $45 to research and development expense.

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

Restructuring

At August 31, 2015, there was approximately $700 of accrued liability related to workforce reductions in connection with fiscal 2015 restructurings. As of February 29, 2016, these accrued liabilities were substantially paid.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The Brazilian Real is the functional currency of the Company’s subsidiary in Brazil. In addition, the Mexican Peso is the functional currency of the Company’s operations in Mexico. Accordingly, assets and liabilities of operations in Brazil and Mexico are translated into United States dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical exchange rates. Revenues, expenses and cash flows are translated at the average rate of exchange during the reporting period. Gains and losses from foreign currency translation adjustments are represented as a component of accumulated other comprehensive loss within the Company’s condensed consolidated balance sheets.

Accumulated Other Comprehensive Income

The Company’s unrealized gains and losses on foreign currency translation adjustments represents the components of comprehensive gain and have been disclosed in the condensed consolidated balance sheets.

The following summarizes the changes in the balance of each component of accumulated other comprehensive loss during the six months ended February 29, 2016:

Foreign
Currency
Translation
Balance at August 31, 2015	$762
Foreign currency translation gain	125
Balance at February 29, 2016	$887

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

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	February 29,	February 28,
	2016	2015
Options to purchase common stock	300,681	419,490
Warrants to purchase common stock	22,165,083	320,255
Convertible preferred stock	11,200,000	-
Total	33,665,764	739,745

(3) Property and Equipment

Property and equipment are summarized as follows:

	February 29, 2016	August 31, 2015
Land	$43	$43
Automobiles and trucks	125	44
Buildings	1,215	1,215
Office, laboratory, farm and warehouse equipment and furniture	10,836	10,863
Leasehold improvements	5,659	5,659
	17,878	17,824
Less accumulated depreciation and amortization	(16,664)	(16,566)
Property and equipment, net	$1,214	$1,258

(4) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	February 29, 2016	August 31, 2015
Accounts payable	$740	$2,000
Accrued payroll and related expenses	529	1,581
Research and development contracts	147	283
Statutory taxes	439	395
Other	139	143
	$1,994	$4,402

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

Stock-based compensation expense included in operating expenses are as follows:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Stock-based compensation expense	$331	$588	$691	$1,207
Fair value changes of collaboration warrants	(1)	2	(2)	(2)
	$330	$590	$689	$1,205

 There were no stock options exercised during the six months ended February 29, 2016 and February 28, 2015, respectively.

Stock Option Activity

The following table summarizes the stock option transactions under the Equity Plans during the six months February 29, 2016:

	Shares	Weighted Average Exercise Price
Options outstanding at August 31, 2015	409,763	$43.87
Options granted	2,250	0.78
Options forfeited	(111,332)	22.43
Options outstanding at February 29, 2016	300,681	$51.49

 No tax benefits have been recorded on compensation costs recognized for options exercised. As of February 29, 2016, there was $611of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted average of 0.98 years. The Company’s policy is to issue new shares for options exercised.

Restricted Stock Activity

The following summarizes the restricted stock transactions under the Equity Plans during the six months ended February 29, 2016:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding and unvested at August 31, 2015	37,242	$25.17
Restricted stock vested	(28,728)	18.45
Restricted stock forfeited	(2,511)	19.10
Restricted stock outstanding and unvested at February 29, 2016	6,003	$52.55

As of February 29, 206, there was $8 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average of 2.49 years.

Stock Activity

During the six months ended February 29, 2016, the Company granted 2,511 shares of common stock under the 2011 Plan with a fair market value of $1.11 per share. The Company recorded $2.8 of expense related to this stock grant. There were no shares of common stock issued during the six months ended February 28, 2015.

(6) Stockholders’ Equity

Common Stock

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

On July 30, 2015 the Company issued warrants exercisable for one share of Common Stock for each share purchased in the July 30, 2015 offering for an aggregate of 1,200,000 shares of Common Stock at an exercise price of $1.62 per share. The warrants are exercisable at any time or from time to time, in whole or in part, beginning on January 30, 2016 and expire on January 30, 2021. The fair value of these warrants at February 29, 2016 was $106.6 using the Monte Carlo model based on a risk-free rate of 1.22%, volatility of 74.5%, expected term of 4.42 years and 0% dividend yield.

The Company also issued warrants to purchase an aggregate of 24,000 shares of our Common Stock at an exercise price of $1.944 per share to the placement agent as part of the placement agent’s compensation. The warrants issued to the placement agent are exercisable at any time or from time to time, in whole or in part, beginning on July 30, 2016 and expire on July 30, 2020. The fair value of these warrants at February 29, 2016 was $2.0 using the Monte Carlo model based on a risk-free rate of 1.22%, volatility of 74.5%, expected term of 4.42 years and 0% dividend yield.

Warrants issued in connection with the August 26, 2015 registered public offering and concurrent private placement.

On August 26, 2015, the Company issued warrants exercisable for 0.75 shares of Common Stock for each share purchased in the August 26, 2015 offering for an aggregate of 1,198,859 shares of Common Stock at an exercise price of $1.22 per share. The warrants are exercisable at any time or from time to time, in whole or in part, beginning on February 26, 2016 and expire on February 26, 2021. The fair value of these warrants at February 29, 2016 was $123.4 using the Monte Carlo model based on a risk-free rate of 1.22%, volatility of 74.5%, expected term of 4.49 years and 0% dividend yield.

The Company also issued warrants to purchase an aggregate of 31,970 shares of our Common Stock at an exercise price of $1.83 per share to the placement agent as part of the placement agent’s compensation. The warrants issued to the placement agent are exercisable at any time or from time to time, in whole or in part, beginning on August 26, 2016 and expire on August 26, 2020. The fair value of these warrants at February 29, 2016 was $2.8 using the Monte Carlo model based on a risk-free rate of 1.22%, volatility of 74.5%, expected term of 4.49 years and 0% dividend yield.

Warrant issued in connection with the December 17, 2015 registered public offering

On December 17, 2015, the Company issued warrants exercisable for one share of Common Stock for each share purchased in the December 17, 2015 offering for an aggregate of 2,905,000 shares of Common Stock at an exercise price $0.40 per share. The warrants are exercisable from time to time, in whole or in part, beginning December 17, 2016 and expire on December 17, 2021. The fair value of these warrants at February 29, 2016 was $473.8 using the Monte Carlo model based on a risk free rate of 1.22%, volatility of 74.5%, expected term of 4.80 years and 0% dividend yield.

The Company also issued warrants to purchase an aggregate of 16,150,000 shares of our Common Stock at an exercise price of $0.40 per share. The warrants are exercisable from time to time, in whole or in part, beginning December 17, 2016 and expire on December 17, 2021. The fair value of these warrants at February 29, 2016 was $2,685.1 using the Monte Carlo model based on a risk free rate of 1.22%, volatility of 74.5%, expected term of 4.80 years and 0% dividend yield.

The Company also issued warrants to purchase an aggregate of 335,00 shares of our Common Stock at an exercise price of $$0.60 per share to the placement agent as part of the placement agent’s compensation. The warrants issued to the placement agent are exercisable at any time or from time to time, in whole or in part, beginning on December 17, 2016 and expire on December 17, 2021. The fair value of these warrants at February 29, 2016 was $49.4 using the Monte Carlo model based on a risk-free rate of 1.22%, volatility of 74.5%, expected term of 4.80 years and 0% dividend yield.

In connections with the change in the fair value of liability classified warrants, the Company recorded a gain of $3,461 for the six months ended February 29, 2016, included in other income on the accompanying condensed consolidated statement of operations.

(7) Commitments and Contingencies

The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through 2023. The leases on the facilities contains provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets as of February 29, 2016, and August 31, 2015.

In connection with one of its facilities leases, the Company received a reimbursement for leasehold improvements of $270. This reimbursement is a lease incentive which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Total rental expense recognized was $115 and $123 for the three months ended February 29, 2016 and February 28, 2015, respectively, and $157 and $256 for the six months ended February 29, 2016 and February 28, 2015, respectively.

Future minimum payments under noncancelable operating leases as of February 29, 2016 are as follows:

Operating Leases
Remaining six months of fiscal year 2016	$122
2017	594
2018	618
2019	631
2020	51
Total minimum lease payments	$2,016

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

A claim was filed against the Company on December 2, 2015 in the Labor Court of Itumbiara, Goias, Brazil by the estate of a deceased employee of the Company’s Brazilian subsidiary alleging that the employee’s death in an accident while driving a Company vehicle resulted from a lack of proper maintenance of such vehicle and the plaintiff is requesting damages of approximately $3.8 million Brazilian Real (approximately $1 million). The Company intends to vigorously defend itself against the claim.

A lawsuit was filed in Los Angeles Superior Court, Ventura County on December 3, 2015 by a former employee of the Company, asserting a number of claims. The lawsuit raises a number of allegations, including, among other things, disability discrimination, failure to provide reasonable accommodation, failure to engage in the interactive process, retaliation under California state laws, wrongful termination and several claims of violations under California wage-hour laws, including alleged failure to pay required minimum wage, overtime, meal and rest break payments and failure to provide accurate itemized wage statements. The Company intends to vigorously defend against the lawsuit. The Company has secured Employment Practices Liability Insurance (“EPLI”) and has tendered the matter to its EPLI carrier.

The Company has determined that there is no probable, estimable liability related to the two cases disclosed above. Accordingly, the Company has not accrued any liability related to these cases.

Notice of Delisting

On January 12, 2016, the Company received a letter (the “Notice”) from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that, based on the Company’s closing bid price for the last 30 consecutive business days, the Company is not in compliance with the minimum bid price requirement for continued listing of $1.00 per share, as set forth in NASDAQ Listing Rule 5550(a)(2). The Notice has no immediate impact on the listing of the Company’s common stock, which will continue to trade on the NASDAQ Capital Market under the symbol “CERE”. The Company intends to actively monitor the bid price for its common stock and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement.

(8) Research Collaboration Agreements

The Company has a number of research agreements with academic collaborators, including among others, Texas A&M University (TAMU), Noble, and the Institute of Crop Sciences of the Chinese Academy of Agricultural Sciences. In connection with these agreements, the Company receives certain exclusive options or licensing rights to technology and intellectual property developed under these agreements. The Company expenses amounts under these agreements to research and development expense in the period in which the services are rendered. The Company also licenses technology from third parties. Where required, initial payments under these license agreements are capitalized and expensed on a straight-line basis over the license term.

Future minimum payments under the Company’s research collaboration agreements as of February 29, 2016 are as follows:

Remaining six months of fiscal year 2016	$100
2017	50
$150

(9) Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are filed for potential recognition or disclosure. Based upon this review, the Company identified the following subsequent events:

Reverse Split

On April 5, 2016 the Company’s stockholders approved a proposal to effect a reverse split of all of the Company’s outstanding shares of common stock by a ratio in the range of 1-for-10 and 1-for-20 with the exact range to be determined by the Board of Directors. The proposal provides that the Board shall have sole discretion pursuant to Section 242(c) of the Delaware General Corporation Law to elect, as it determines to be in the Company’s best interest, whether or not to effect the reverse stock split before April 5, 2017, such date as the Company is required to comply with the minimum bid price requirements of NASDAQ Listing Rule 5550(a)(2) or to abandon it. If the Company’s Board determines that effecting the reverse stock split is in the Company’s best interest, the reverse stock split will become effective upon filing of an amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware.

Conversion of Preferred Stock

As described in Note 1, as of April 11, 2016, 2,830 shares of Preferred Stock have been converted to common stock representing 6,575,000 shares of commons stock outstanding, of which 1,980 shares of Preferred stock had been converted into 4,950,000 shares of common stock as of February 29, 2016.

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

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the operations of our business and have been dependent on funding our operations through the issuance and sale of equity securities. Our accumulated deficit as of February 29, 2016 was $336.5 million. Our cash and cash equivalents of $5.8 million as of February 29, 2016 is not sufficient to enable us to remain in business beyond July 2016 without raising further capital or significantly curtailing our operations. These circumstances raise substantial doubt about our ability to continue as a going concern.

Our condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Therefore, you should not rely on our consolidated financial statements as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

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

During the fourth quarter of fiscal year 2015, we announced the continued realignment of our business to focus on food and forage opportunities and biotechnology traits for sugarcane and other crops. The realignment, which was substantially completed in February 2016, primarily involved a restructuring of our Brazilian seed operations which included, among other actions, a workforce reduction that impacted 33 positions in Brazil primarily related to administration, operations and manufacturing as well as 2 support positions in the United States. We have paid total charges of approximately $1.4 million with respect to these reductions, including $1.2 million of one time severance expenses, and $0.2 million for continuation of salary and benefits until their work was completed. Our Brazilian operations today are focused on sugarcane trait development activities for the Brazilian sugarcane market. We expect to save up to approximately $8.0 to $10.0 million in cash in fiscal 2016 as a result of restructuring our operations as described above. There can be no assurance that we will achieve the cost savings we expect in fiscal 2016 after fully implementing the realignment plan.

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

On December 17, 2015, the Company completed a public offering consisting of (1) the issuance of an aggregate of 2,905,000 shares of Common Stock and warrants to acquire 2,905,000 shares of common stock, including the partial exercise of the underwriters’ overallotment option of 2,305,000 shares of common stock and warrants to acquire 2,305,000 shares of common stock, par value $0.01 per share, of the Company, at an offering price of $0.40 per share, and (2) the issuance of 6,460 shares of preferred stock at an offering price of $1,000 per share convertible into 16,150,000 shares of common stock and (3) the issuance of warrants to purchase 16,150,000 shares of common stock. The Company received net cash proceeds of approximately $6.3 million, after deducting the placement agent fee and related offering expenses.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Revenues:
Product sales	$23	$99	$23	$99
Collaborative research and government grants	328	244	1,270	644
Total revenues	351	343	1,293	743
Cost and operating expenses:
Cost of revenues	787	2,134	1,733	2,576
Research and development	1,457	2,449	3,175	4,953
Selling, general and administrative	1,413	3,869	3,501	7,310
Total cost and operating expenses	3,657	8,452	8,409	14,839
Loss from operations	(3,306)	(8,109)	(7,116)	(14,096)
Interest expense	(2)	(9)	(3)	(12)
Interest income	1	11	1	29
Costs associated with public offering	(966)	-	(966)	-
Other income	3,221	-	3,614	-
Loss before income taxes	(1,052)	(8,107)	(4,470)	(14,079)
Income tax expense	-	-	(1)	(1)
Net loss	$(1,052)	$(8,107)	$(4,471)	$(14,080)

Comparison of the Three Months Ended February 29, 2016 and February 28, 2015

Revenues

	Three Months Ended
	February 29,	February 28,
	2016	2015	Change
	(In thousands)

Product Sales	$23	99	(76)
Services	328	244	$84

Total revenue	$351	$343	$8

 Our total revenues remained relatively unchanged at $0.4 million for the three months ended February 29, 2016 compared to the corresponding period in the prior year. Services revenue increased by approximately $0.1 million primarily due to the recognition of revenue following the completion of work under our software services agreements. Product sales decreased by approximately $0.1 million due to decreased sales in Brazil for the comparative period.

Cost and Operating Expenses

	Three Months Ended
	February 29,	February 28,
	2016	2015	Change
	(In thousands)
Cost of revenues	$787	$2,134	$(1,347)
Research and development	1,457	2,449	(992)
Selling, general and administrative	1,413	3,869	(2,456)
Total cost and operating expenses	$3,657	$8,452	$(4,795)

Cost of Revenues

Our cost of revenues decreased by $1.3 million to $0.8 million for the three months ended February 29, 2016 compared to the corresponding period in the prior year primarily due to decreased seed and biomass production costs of $1.4 million related to our historical sorghum business in Brazil. This decrease was partially offset by $0.1 million of increased seed production expenses related to our U.S. forage sorghum business.

Research and Development Expenses

Our research and development expenses decreased by $1.0 million to $1.4 million for the three months ended February 29, 2016 compared to the corresponding period in the prior year. In the U.S., research and development expenses decreased by $0.8 million primarily due to reduced personnel and related expenses of $0.6 million and reduced external R&D and consulting expenses of $0.2 million. In Brazil, research and development expenses decreased by $0.2 million primarily due to a reduction in personnel and related activities as a result of the restructuring of our Brazil operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $2.5 million to $1.4 million for the three months ended February 29, 2016 compared to the corresponding period in the prior year. In the U.S., expenses decreased by $0.7 million primarily due to reduced personnel and related expenses. In Brazil expenses decreased by $1.8 million primarily due to reduced personnel and related expenses as a result of the restructuring of our Brazil operations.

Interest Expense and Interest Income

	Three Months Ended
	February 29,	February 28,
	2016	2015	Change
	(In thousands)
Interest expense	$(2)	$(9)	$7
Interest income	1	11	(10)
Costs associated with public offering	(966)	-	(966)
Other income	3,221	-	3,221
Total	$2,254	$2	$2,252

 Costs associated with public offering

We incurred costs of approximately $1.0 million in connection with the December 17, 2015 financing.

Other Income

Other income increased by $3.2 million due to the change in the fair value of our warrants for the quarter ended February 29, 2016.

Comparison of the Six Months Ended February 29, 2016 and February 28, 2015

Revenues

	Six Months Ended
	February 29,	February 28,
	2016	2015	Change
	(In thousands)

Product Sales	$23	99	(76)
Services	1,270	644	$626

Total revenue	$1,293	$743	$550

Our total revenues increased by $0.5 million to $1.3 million for the six months ended February 29, 2016 compared to the corresponding period in the prior year primarily due a $0.6 million increase in revenue recognized following the completion of work under our software services agreements. Product sales decreased by approximately $0.1 million due to decreased sales in Brazil for the comparative period.

Cost and Operating Expenses

	Six Months Ended
	February 29,	February 28,
	2016	2015	Change
	(In thousands)
Cost of revenues	$1,733	$2,576	$(843)
Research and development	3,175	4,953	(1,778)
Selling, general and administrative	3,501	7,310	(3,809)
Total cost and operating expenses	$8,409	$14,839	$(6,430)

Cost of Revenues

Our cost of revenues decreased by $0.8 million to $1.7 million for the six months ended February 29, 2016 compared to the corresponding period in the prior year primarily due to decreased seed production costs of $1.1 million related to our historical sorghum and biomass business in Brazil, which was partially offset by increased expenses of $0.3 million related to our U.S. forage sorghum business.

Research and Development Expenses

Our research and development expenses decreased by $1.8 million to $3.2 million for the six months ended February 29, 2016 compared to the corresponding period in the prior year. In the U.S., research and development expenses decreased by $1.1 million primarily due to reduced personnel and related expenses of $0.9 million and reduced external research and development and consulting expenses of $0.2 million. In Brazil, research and development expenses decreased by $0.7 million primarily due to a reduction in personnel and related activities as a result of the restructuring of our Brazil operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $3.8 million to $3.5 million for the six months ended February 29, 2016 compared to the corresponding period in the prior year. In the U.S., expenses decreased by $1.5 million primarily due to reduced personal and related expenses of $1.2 million and reduced professional fees of $0.3 million. In Brazil, expenses decreased by $2.3 million due to reduced personnel and related expenses as a result of the restructuring of our Brazil operations.

Interest Expense and Interest Income

	Six Months Ended
	February 29,	February 28,
	2016	2015	Change
	(In thousands)
Interest expense	$(3)	$(12)	$9
Interest income	1	29	(28)
Costs associated with public offering	(966)	-	(966)
Other income	3,614	-	3,614
Total	$2,646	$17	$2,629

Costs associated with public offering

We incurred costs of approximately $1.0 million in connection with the December 17, 2015 financing.

Other Income

Other income increased by $3.6 million due to the change in the fair value of our warrants for the six months ended February 29, 2016.

Liquidity and Capital Resources

Since our inception we have incurred significant net losses, and as of February 29, 2016, we had an accumulated deficit of $336.5 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that we will achieve profitable operations, or if achieved, that we can sustain them on a continued basis. These circumstances raise substantial doubt about our ability to continue as a going concern.

As of February 29, 2016, we plan to finance our operations for the next five months with cash and marketable securities on hand, and with cash inflows from collaboration and grant funding, and from product sales. We intend to seek additional funds through public or private debt or equity financings, collaborations, licensing arrangements, government programs and the sale of intellectual property, technology or other assets. We cannot provide any assurances that additional sources of funding will be available on terms acceptable to us or at all, or that we will be successful in entering into collaborations or license agreements, receiving funds under government grants or selling intellectual property, technology or other assets. If we are unable to raise additional funds, we will not have adequate liquidity to fund our operations and we will be forced to significantly curtail or cease our operations.

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

On December 17, 2015, the Company completed a public offering consisting of (1) the issuance of an aggregate of 2,905,000 shares of Common Stock and warrants to acquire 2,905,000 shares of common stock, including the partial exercise of the underwriters’ overallotment option of 2,305,000 shares of common stock and warrants to acquire 2,305,000 shares of common stock, par value $0.01 per share, of the Company, at an offering price of $0.40 per share, and (2) the issuance of 6,460 shares of preferred stock at an offering price of $1,000 per share convertible into 16,150,000 shares of common stock and (3) the issuance of warrants to purchase 16,150,000 shares of common stock. The Company received net cash proceeds of approximately $6.3 million, after deducting the placement agent fee and related offering expenses.

Cash Flows

	For the six months ended
	February 29,	February 28,
	2016	2015
	(In thousands)
Net cash (used in) provided by
Operating activities	$(9,992)	$(12,728)
Investing activities	$392	$14,284
Financing activities	$7,247	$(28)

Net cash outflows of $10.0 million from operating activities during the six months ended February 29, 2016 primarily resulted from our net loss of $4.5 million, which included non-cash items of $0.7 million in stock based compensation expense and $0.2 million in depreciation expense which was offset by a $3.5 million non-cash increase due to the changes in our warrant valuation and $2.5 million decrease in our operating liabilities.

Net cash outflows of $12.7 million from operating activities during the six months ended February 28, 2015 primarily resulted from our net loss of $14.1 million, which included non-cash items of $1.2 million in stock based compensation expense and $0.4 million in depreciation expense.

Net cash provided by investing activities was $0.4 million during the six months ended February 29, 2016 primarily as a result of proceeds from the sale of assets held for sale of $0.5 million, partially offset by purchases of property and equipment of $0.1 million.

Net cash provided by investing activities of $14.3 million during the six months ended February 28, 2015 was due to net marketable securities activity of $14.6 million, which was partially offset by $0.3 million used to purchase property and equipment.

Net cash provided by financing activities was $7.2 million during the six months ended February 29, 2016 due to the completion of our public offering on December 17, 2015.

Net cash used by financing activities of $28,000 during the six months ended February 28, 2015 was due to repayments on capital leases.

Off-Balance Sheet Arrangements

As of February 29, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Seasonality

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the year ended August 31, 2015 and for the six months ended February 29, 2016 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in the U.S. will currently be higher in our third and fourth fiscal quarters, due to the timing of harvest and delivery for our seeds. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended February 29, 2016 and February 28, 2015. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition in future periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are also exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States and Brazil.

Interest Rate Risk

As of February 29, 2016 and August 31, 2015, our exposure to risk for changes in interest rates primarily related to our cash equivalents and marketable securities. We have investments in money market funds, commercial paper and corporate bonds, which all have relatively short term maturities. Accordingly, our interest income fluctuates with short term market conditions. All marketable securities are classified as available for sale and are expected to be liquid. Due to the relatively short-term nature of our investments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain cash and cash equivalents at one or more financial institutions that are significantly in excess of federally insured limits. We cannot assure you that we will not experience losses on these deposits.

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

Through February 29, 2016, the fluctuations in the Brazil Real for our operations in Brazil did not have an adverse impact on our results of operations as the U.S. dollar has been strengthening against the Brazil Real. As our international operations grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in the foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the Brazil Real, our foreign-currency based expenses increase when translated into U.S. dollars. To date, we have not hedged the risks associated with foreign currency exchange exposure. As the risks associated with fluctuations in the Brazil Real become greater, we will continue to reassess our approach to managing this risk.

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

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. In connection with the Company’s assessment of the effectiveness of internal control over financial reporting, the Company identified the following material weaknesses that existed as of August 31, 2015:

•	Control Environment - We determined that our ability to evaluate the appropriate accounting for significant, unusual transactions and controls pertaining to risk assessment over these transactions did not operate effectively, resulting in a material weakness. Significant unusual transactions during the year ended August 31, 2015 included (a) the evaluation of the impact of the actions taken by the Company in Brazil, including the classification of assets held for sale; and (b) the issuance of liability classified warrants. This material weakness contributed to the other material weaknesses described below and an environment where there was more than a remote likelihood that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected in a timely manner. This material weakness had previously been identified as a significant deficiency as of August 31, 2014, but was not effectively remediated during the year ended August 31, 2015.

•	Control Activities – Expenses in Brazil. The design and operating effectiveness of our controls were inadequate to ensure that operating expenses in Brazil were reviewed and approved for accuracy and completeness and that we identified accumulated and documented appropriate information necessary to support such expenses.

•	Control Activities - Revenue Recognition. The design and operating effectiveness of our controls were inadequate to ensure that the reported amount and timing of revenue recognition was accurate.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of February 29, 2016.

(b) Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2015 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2015.

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A claim was filed against the Company on December 2, 2015 in the Labor Court of Itumbiara, Goias, Brazil by the estate of a deceased employee of the Company’s Brazilian subsidiary alleging that the employee’s death in an accident while driving a Company vehicle resulted from a lack of proper maintenance of such vehicle and the plaintiff is requesting damages of approximately $3.8 million Brazilian Real (approximately $1 million). The Company intends to vigorously defend itself against the claim.

A lawsuit was filed in Los Angeles Superior Court, Ventura County on December 3, 2015 by a former employee of the Company, asserting a number of claims. The lawsuit raises a number of allegations, including, among other things, disability discrimination, failure to provide reasonable accommodation, failure to engage in the interactive process, retaliation under California state laws, wrongful termination and several claims of violations under California wage-hour laws, including alleged failure to pay required minimum wage, overtime, meal and rest break payments and failure to provide accurate itemized wage statements. The Company intends to vigorously defend itself against the lawsuit. The Company has secured Employment Practices Liability Insurance (“EPLI”) and has tendered the matter to its EPLI carrier.

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

Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the operations of our business and have been dependent on funding our operations through the issuance and sale of equity securities. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of August 31, 2015, our independent registered public accounting firm issued a report dated November 23, 2015 stating that we have incurred recurring losses and expected that the current level of cash and cash equivalents will only be sufficient to fund operations until January 2016 which raises substantial doubt about its ability to continue as a going concern. Investors in our securities should review carefully the report of our independent registered public accounting firm, which is included in our Form 10-K for the fiscal year ended August 31, 2015. Our accumulated deficit as of February 29, 2016 was $336.5 million. We had cash and cash equivalents of $5.8 million as of February 29, 2016. On December 17, 2015, we raised net proceeds of $6.3 million from a public offering, which is not sufficient to enable us to remain in business beyond July 2016 without raising further capital or significantly curtailing our operations.

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

We will continue to need capital to fund our research and development projects, to commercialize our products and to provide working capital to fund other aspects of our business. As of February 29, 2016 we had cash and cash equivalents of $5.8 million. We believe our cash and cash equivalents of $5.8 million as of February 29, 2016 is not sufficient to enable us to remain in business beyond July 2016 without raising further capital or significantly curtailing our operations. In order to fund our operations beyond that time, we will need to raise additional funds. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we are able to raise additional debt financing, we may be subject to restrictive covenants that limit our operating flexibility. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures will be significantly limited. If this happens, we may be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights grant licenses to our technology and sell assets on terms that are not favorable to us or delay or terminate research and development programs or the commercialization of products or significantly curtail or cease our operations.

Our common stock is currently listed on the NASDAQ Capital Market. If we fail to adhere to the market’s listing criteria, our common stock may be delisted.

On January 12, 2016, the Company received a letter (the "Notice") from The NASDAQ Stock Market LLC ("NASDAQ") indicating that, based on the Company's closing bid price for the last 30 consecutive business days, the Company is not in compliance with the minimum bid price requirement for continued listing of $1.00 per share, as set forth in NASDAQ Listing Rule 5550(a)(2).

We intend to continue to monitor the bid price of our common stock. If our common stock does not trade at a level that is likely to regain compliance with the NASDAQ requirements, our Board of Directors may consider other options that may be available to achieve compliance, including implementing a reverse stock split, which was approved by the Company’s stockholders on April 5, 2016, for implementation at the discretion of the Board. If at any time before July 11, 2016, the closing bid price of our common stock is at least $1.00 per share for at least ten consecutive business days, we will regain compliance with the minimum bid price requirement. If we cannot demonstrate compliance by July 11, 2016, our common stock may then be delisted from Nasdaq. The Notice has no immediate impact on the listing of the Company's common stock, which will continue to trade on the NASDAQ Capital Market.

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
Paul Kuc
Chief Financial Officer
(Principal Financial Officer)

Date: April 14, 2016

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

[1] 32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Ceres, Inc. for the quarterly period ended February 29, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

[1]	This certification is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

E-1