Form 10-Q
period 2016-05-31
Ceres, Inc.
filed 2016-07-15
CIK 767884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 4, 2016
Common Stock, $0.01 par value per share	27,822,338

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts and par value)

	May 31,	August 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,152	$8,095
Prepaid expenses	638	477
Accounts receivable	384	577
Assets held for sale	-	474
Other current assets	231	143
Total current assets	5,405	9,766
Property and equipment, net	1,158	1,258
Other assets	180	98
Total assets	$6,743	$11,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,361	$4,402
Billings in excess of costs on uncompleted contracts	366	802
Deferred rent	18	18
Total current liabilities	2,745	5,222
Deferred rent	43	56
Common stock warrant liabilities	2,712	1,631
Total liabilities	5,500	6,909
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 2,210 shares issued and outstanding at May 31, 2016; no shares issued and outstanding at August 31, 2015	-	-

Common stock, $0.01 par value; 240,000,000 shares authorized; 22,359,858 shares issued and outstanding at May 31, 2016; 8,830,700 shares issued and outstanding at August 31, 2015	224	88

Additional paid-in capital	338,262	335,424
Accumulated other comprehensive income	794	762
Accumulated deficit	(338,037)	(332,061)
Total stockholders’ equity	1,243	4,213
Total liabilities and stockholders’ equity	$6,743	$11,122

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
Revenues:
Product sales	$84	$201	$107	$300
Services	1,331	924	2,601	1,568
Total revenues	1,415	1,125	2,708	1,868

Cost and operating expenses:
Cost of revenues	538	860	2,271	3,436
Research and development	1,113	2,516	4,288	7,469
Selling, general and administrative	2,005	3,639	5,506	10,949
Total cost and operating expenses	3,656	7,015	12,065	21,854
Loss from operations	(2,241)	(5,890)	(9,357)	(19,986)
Interest expense	(2)	(20)	(5)	(32)
Interest income	1	8	2	37
Costs associated with public offering	-	-	(966)	-
Other income	737	-	4,351	-
Loss before income taxes	(1,505)	(5,902)	(5,975)	(19,981)
Income tax expense	-	-	(1)	(1)
Net loss	$(1,505)	$(5,902)	$(5,976)	$(19,982)
Basic and diluted net loss per share	$(0.08)	$(0.98)	$(0.42)	$(3.31)
Weighted average outstanding common shares:
Basic and diluted	19,843,437	6,063,326	14,238,649	6,032,347

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
Net loss	$(1,505)	$(5,902)	$(5,976)	$(19,982)
Other comprehensive income (loss)
Foreign currency translation adjustments	(93)	225	32	(46)
Net unrealized gains on marketable securities	-	1	-	10
Total comprehensive loss	$(1,598)	$(5,676)	$(5,944)	$(20,018)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	May 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(5,976)	$(19,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on disposal of assets	(58)	(21)
Insurance proceeds	(159)	-
Depreciation and amortization	307	505
Net gain on sale of assets held for sale	(106)	-
Amortization of premiums on marketable securities	-	131
Non-cash interest income	-	(156)
Stock compensation	998	1,777
Change in fair value of common stock warrants	(4,192)	-
Changes in operating assets and liabilities:
Prepaid expenses	(154)	(69)
Accounts receivable	193	(346)
Inventories	-	69
Other assets	(166)	(358)
Accounts payables and accrued expenses	(2,023)	(683)
Other liabilities	(450)	426
Other	-	181
Net cash used in operating activities	(11,786)	(18,526)

Cash flows from investing activities:
Purchases of property and equipment	(85)	(333)
Proceeds from sale of property and equipment	59	25
Proceeds from sale of assets held for sale	598	-
Purchases of marketable securities	-	(720)
Maturities of marketable securities	-	21,500
Net cash provided by investing activities	572	20,472

Cash flows from financing activities:
Repayment of debt	-	(40)
Costs associated with public offering	966	-
Proceeds from issuance of common stock, preferred stock and common stock warrants	6,281	-
Net cash provided by (used in) financing activities	7,247	(40)

Effect of foreign currency translation on cash	24	100
Net (decrease) increase in cash and cash equivalents	(3,943)	2,006
Cash and cash equivalents at beginning of period	8,095	3,423
Cash and cash equivalents at end of period	$4,152	$5,429

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

On December 17, 2015, the Company completed a public offering consisting of (1) the issuance of an aggregate of 2,905,000 shares of Common Stock and warrants to acquire 2,905,000 shares of common stock, including the partial exercise of the underwriters’ overallotment option of 2,305,000 shares of common stock and warrants to acquire 2,305,000 shares of common stock, par value $0.01 per share, of the Company, at an offering price of $0.40 per share, and (2) the issuance of (i) 6,460 shares of the Company’s Series A-1 Convertible Preferred Stock, par value $0.01 per share (“Preferred Stock”), at an offering price of $1,000 per preferred share convertible into 16,150,000 shares of common stock and (ii) the issuance of warrants to purchase 16,150,000 shares of common stock. Gross proceeds from the offering were $7,622. Net proceeds received by the Company was $6,281 after deducting underwriting discounts, commissions and estimated offering expenses totaling $1,341. Of the $1,341 in total costs associated with offering $966 was recorded to costs associated with the public offering in the condensed consolidated statement of operations since those costs were allocated to the warrant liabilities and $377 was recorded to additional paid-in capital in the condensed consolidated balance sheets.

On April 5, 2016 the Company’s stockholders approved a proposal to effect a reverse split of all of the Company’s outstanding shares of common stock by a ratio in the range of 1-for-10 and 1-for-20 with the exact range to be determined by the Board of Directors of the Company (the “Board”). The proposal provides that the Board shall have sole discretion pursuant to Section 242(c) of the Delaware General Corporation Law to elect, as it determines to be in the Company’s best interest, whether or not to effect the reverse stock split before April 5, 2017, such date as the Company is required to comply with the minimum bid price requirements of NASDAQ Listing Rule 5550(a)(2) or to abandon it. If the Board determines that effecting the reverse stock split is in the Company’s best interest, the reverse stock split will become effective upon filing of an amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware.

Liquidity and Going Concern

The Company has incurred substantial net losses from operations since its inception and its accumulated deficit as of May 31, 2016 was $338,037. The Company expects to incur additional losses related to the continued development and expansion of its business, including research and development, seed production and operations, and sales and marketing.

As of May 31, 2016 the Company had cash and cash equivalents of $4,152. The Company plans to finance its operations through August 2016 with cash on hand, and with cash inflows from collaboration and grant funding and from product sales. On June 16, 2016, the Company, Land O’Lakes, Inc., and Roman Merger Sub, Inc., entered into an Agreement and Plan of Merger as described further in Footnote 9, Subsequent Events. In the event that the merger does not occur, the Company intends to seek additional funds through public or private debt or equity financings, collaborations, licensing arrangements, government programs and the sale of intellectual property, technology or other assets. The Company cannot provide any assurances that additional sources of funding will be available on terms acceptable to the Company or at all, or that it will be successful in entering into collaborations or license agreements, receiving funds under government grants or selling intellectual property, technology or other assets. If the Company is unable to raise additional funds, the Company will not have adequate liquidity to fund its operations and will be forced to significantly curtail or cease its operations. These circumstances raise substantial doubt about our ability to continue as a going concern.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars and in accordance with the accounting principles generally accepted in the United States of America (GAAP) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended August 31, 2015 filed with the Securities and Exchange Commission (SEC) on November 23, 2015.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

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

The following tables present the Company’s financial liabilities that were measured at fair value on a recurring basis as of May 31, 2016 and August 31, 2015 by level within the fair value hierarchy:

	May 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Common stock warrant liabilities	$—	$—	$2,712	$2,712
Total	$—	$—	$2,712	$2,712

	August 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Common stock warrant liabilities	$—	$—	$1,631	$1,631
Total	$—	$—	$1,631	$1,631

The change in fair value of the Company’s common stock warrant liabilities for the nine months ended May 31, 2016 were as follows:

Common Stock
Warrant
Liabilities
Balance at August 31, 2015	$1,631
Issuance of common stock warrant liabilities	5,273
Fair value adjustment (included in other income)	(4,192)
Balance at May 31, 2016	$2,712

The fair value of the common stock warrant liabilities at May 31, 2016 and August 31, 2015 were estimated using the following assumptions:

	Nine Months Ended May 31, 2016	Year Ended August 31, 2015
Expected term (in years)	4.16 – 4.55	4.91 - 5.49
Expected volatility	72.80%	69.80%
Risk free interest rate	1.37%	1.54%
Expected dividend yield	0%	0%

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

In connection with the announcement we made on June 19, 2015, to restructure our Brazilian seed operations, a determination was made that the fixed assets in Brazil met the criteria to be classified as held for sale and the carrying amount of those assets was in excess of their fair value. Fair value of the assets held for sale was determined using an appraisal for certain assets and resale information available for certain assets. During the nine months ended May 31, 2016 we received net proceeds of $598 related to assets held for sale and recorded a gain of $106 to research and development expense.

Restructuring

At August 31, 2015, there was approximately $700 of accrued liability related to workforce reductions in connection with fiscal 2015 restructurings. As of May 31, 2016, these accrued liabilities were paid.

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

Accumulated Other Comprehensive Income

The Company’s unrealized gains and losses on foreign currency translation adjustments represents the components of comprehensive loss and have been disclosed in the condensed consolidated balance sheets.

The following summarizes the changes in the balance of each component of accumulated other comprehensive loss during the nine months ended May 31, 2016:

Foreign
Currency
Translation
Balance at August 31, 2015	$762
Foreign currency translation gain	32
Balance at May 31, 2016	$794

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

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	May 31,
	2016	2015
Options to purchase common stock	283,986	423,082
Warrants to purchase common stock	22,165,083	320,255
Convertible preferred stock	5,525,000	-
Total	27,974,069	743,337

Recently issued accounting standards

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company early adopted the methodologies prescribed by ASU 2014-1, the adoption of ASU 2014-15 did not have a material effect on its financial position or results of operations.

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Stock Compensation,” in March 2016. This update simplifies several aspects of the accounting for share-based payment award transactions. This guidance is effective for the Company in fiscal year 2018. The Company is assessing the potential impact of the guidance.

The FASB issued ASU 2016-02, “Leases,” in February 2016. This update was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). This guidance is effective for the Company in the first quarter of fiscal 2020. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is assessing the potential impact of this guidance.

The FASB issued ASU 2015-17, “Balance Sheet Reclassification of Deferred Taxes,” in November 2015. This update eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for the Company in the first quarter of fiscal 2018. The Company expects no reclassifications on its consolidated balance sheet upon adoption.

(3) Property and Equipment

Property and equipment are summarized as follows:

	May 31, 2016	August 31, 2015
Land	$43	$43
Automobiles and trucks	125	44
Buildings	1,215	1,215
Office, laboratory, farm and warehouse equipment and furniture	10,802	10,863
Leasehold improvements	5,659	5,659
	17,844	17,824
Less accumulated depreciation and amortization	(16,686)	(16,566)
Property and equipment, net	$1,158	$1,258

(4) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	May 31, 2016	August 31, 2015
Accounts payable	$997	$2,000
Accrued payroll and related expenses	599	1,581
Research and development contracts	111	283
Statutory taxes	466	395
Other	188	143
	$2,361	$4,402

(5) Stock-Based Compensation

Stock Option and Stock Issuance Plans

The Company has established three equity plans: the Ceres, Inc. 2000 Stock Option/Stock Issuance Plan (2000 Plan), the Ceres, Inc. 2010 Stock Option/Stock Issuance Plan (2010 Plan) and the Amended and Restated Ceres, Inc. 2011 Equity Incentive Plan (2011 Plan, and collectively with the 2000 Plan and the 2010 Plan, Equity Plans). The Equity Plans provide for grants of Incentive Stock Options (ISOs) to employees and Nonqualified Stock Options (NSOs), stock and restricted stock to employees, directors, and consultants. In addition, the 2011 Plan provides for the grant of other equity based awards such as restricted stock units, stock appreciation rights and deferred stock to employees, directors and consultants. The option term, as determined by the Board, may not exceed ten years. Vesting, also determined by the Board, generally occurs ratably over four to five years. ISOs and NSOs may be granted at a price per share not less than the fair market value at the date of grant.

Stock-based compensation expense included in operating expenses are as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
Stock-based compensation expense	$309	$572	$1,000	$1,780
Fair value changes of collaboration warrants	-	-	(2)	(3)
	$309	$572	$998	$1,777

There were no stock options exercised during the nine months ended May 31, 2016 and 2015, respectively.

Stock Option Activity

The following table summarizes the stock option transactions under the Equity Plans during the nine months May 31, 2016:

	Shares	Weighted Average Exercise Price
Options outstanding at August 31, 2015	409,763	$43.87
Options granted	5,166	0.47
Options forfeited	(130,943)	25.59
Options outstanding at May 31, 2016	283,986	$54.52

No tax benefits have been recorded on compensation costs recognized for options exercised. As of May 31, 2016, there was $272 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted average of 0.97 years. The Company’s policy is to issue new shares for options exercised.

Restricted Stock Activity

The following summarizes the restricted stock transactions under the Equity Plans during the nine months ended May 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding and unvested at August 31, 2015	37,242	$25.17
Restricted stock vested	(28,728)	18.45
Restricted stock forfeited	(3,355)	15.35
Restricted stock outstanding and unvested at May 31, 2016	5,159	$4.24

As of May 31, 2016, there was $3 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average of 2.24 years.

Stock Activity

During the nine months ended May 31, 2016, the Company granted 2,511 shares of common stock under the 2011 Plan with a fair market value of $1.11 per share. The Company recorded $2.8 of expense related to this stock grant. There were no shares of common stock issued during the nine months ended May 31, 2015.

(6) Stockholders’ Equity

Common Stock

Holders of the Company’s common stock are entitled to dividends as and when declared by the Board, subject to rights and holders of all classes of stock outstanding having priority rights to dividends. There have been no dividends declared to date. Each share of common stock is entitled to one vote.

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of Preferred Stock. The Board has the authority, without action by the Company’s stockholders, to designate and issue shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

Warrants issued in connection with the July 30, 2015 registered public offering and concurrent private placement.

On July 30, 2015 the Company issued warrants exercisable for one share of Common Stock for each share purchased in the July 30, 2015 offering for an aggregate of 1,200,000 shares of Common Stock at an exercise price of $1.62 per share. The warrants are exercisable at any time or from time to time, in whole or in part, beginning on January 30, 2016 and expire on January 30, 2021. The fair value of these warrants at May 31, 2016 was $86.5 using the Monte Carlo model based on a risk-free rate of 1.37%, volatility of 72.8%, expected term of 4.16 years and 0% dividend yield.

The Company also issued warrants to purchase an aggregate of 24,000 shares of our Common Stock at an exercise price of $1.944 per share to the placement agent as part of the placement agent’s compensation. The warrants issued to the placement agent are exercisable at any time or from time to time, in whole or in part, beginning on July 30, 2016 and expire on July 30, 2020. The fair value of these warrants at May 31, 2016 was $1.4 using the Monte Carlo model based on a risk-free rate of 1.37%, volatility of 72.8%, expected term of 4.16 years and 0% dividend yield.

Warrants issued in connection with the August 26, 2015 registered public offering and concurrent private placement.

On August 26, 2015, the Company issued warrants exercisable for 0.75 shares of Common Stock for each share purchased in the August 26, 2015 offering for an aggregate of 1,198,859 shares of Common Stock at an exercise price of $1.22 per share. The warrants are exercisable at any time or from time to time, in whole or in part, beginning on February 26, 2016 and expire on February 26, 2021. The fair value of these warrants at May 31, 2016 was $102.7 using the Monte Carlo model based on a risk-free rate of 1.37%, volatility of 72.8%, expected term of 4.24 years and 0% dividend yield.

The Company also issued warrants to purchase an aggregate of 31,970 shares of our Common Stock at an exercise price of $1.83 per share to the placement agent as part of the placement agent’s compensation. The warrants issued to the placement agent are exercisable at any time or from time to time, in whole or in part, beginning on August 26, 2016 and expire on August 26, 2020. The fair value of these warrants at May 31, 2016 was $2.2 using the Monte Carlo model based on a risk-free rate of 1.37%, volatility of 72.8%, expected term of 4.24 years and 0% dividend yield.

Warrant issued in connection with the December 17, 2015 registered public offering

On December 17, 2015, the Company issued warrants exercisable for one share of Common Stock for each share purchased in the December 17, 2015 offering for an aggregate of 2,905,000 shares of Common Stock at an exercise price $0.40 per share. The warrants are exercisable from time to time, in whole or in part, beginning December 17, 2016 and expire on December 17, 2021. The fair value of these warrants at May 31, 2016 was $372 using the Monte Carlo model based on a risk free rate of 1.37%, volatility of 72.8%, expected term of 4.55 years and 0% dividend yield.

The Company also issued warrants to purchase an aggregate of 16,150,000 shares of our Common Stock at an exercise price of $0.40 per share. The warrants are exercisable from time to time, in whole or in part, beginning December 17, 2016 and expire on December 17, 2021. The fair value of these warrants at May 31, 2016 was $2,107 using the Monte Carlo model based on a risk free rate of 1.37%, volatility of 72.8%, expected term of 4.55 years and 0% dividend yield.

The Company also issued warrants to purchase an aggregate of 335,000 shares of our Common Stock at an exercise price of $$0.60 per share to the placement agent as part of the placement agent’s compensation. The warrants issued to the placement agent are exercisable at any time or from time to time, in whole or in part, beginning on December 17, 2016 and expire on December 17, 2021. The fair value of these warrants at May 31, 2016 was $39.6 using the Monte Carlo model based on a risk-free rate of 1.37%, volatility of 72.8%, expected term of 4.55 years and 0% dividend yield.

In connection with the change in the fair value of liability classified warrants, the Company recorded a gain of $4,192 for the nine months, and $737 for the three month ended May 31, 2016, respectively included in other income on the accompanying condensed consolidated statement of operations.

(7) Commitments and Contingencies

The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through 2023. The leases on the facilities contains provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets as of May 31, 2016, and August 31, 2015.

  In connection with one of its facilities leases, the Company received a reimbursement for leasehold improvements of $270. This reimbursement is a lease incentive which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Total rental expense recognized was $110 and $166 for the three months ended May 31, 2016 and 2015, respectively, and $269 and $422 for the nine months ended May 31, 2016 and 2015, respectively.

Future minimum payments under noncancelable operating leases as of May 31, 2016 are as follows:

Operating Leases
Remaining three months of fiscal year 2016	$62
2017	597
2018	618
2019	631
2020	51
Total minimum lease payments	$1,959

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

A claim was filed against the Company on December 2, 2015 in the Labor Court of Itumbiara, Goias, Brazil by the estate of a deceased employee of the Company’s Brazilian subsidiary alleging that the employee’s death in an accident while driving a Company vehicle resulted from a lack of proper maintenance of such vehicle and the plaintiff is requesting damages of approximately $3,800 Brazilian Real (approximately $1,000 USD). The case was settled on April 26, 2016 for $75 Brazilian Real (approximately $20 USD).

A lawsuit was filed in Los Angeles Superior Court, Ventura County on December 3, 2015 by a former employee of the Company, asserting a number of claims. The lawsuit raises a number of allegations, including, among other things, disability discrimination, failure to provide reasonable accommodation, failure to engage in the interactive process, retaliation under California state laws, wrongful termination and several claims of violations under California wage-hour laws, including alleged failure to pay required minimum wage, overtime, meal and rest break payments and failure to provide accurate itemized wage statements. The Company intends to vigorously defend against the lawsuit. The Company has secured Employment Practices Liability Insurance (“EPLI”) and has tendered the matter to its EPLI carrier. The Company believes it has adequate insurance coverage to cover any potential claim amounts. The Company has determined that there is no probable, estimable liability related to the case. Accordingly, the Company has not accrued any liability related to the case.

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

Future minimum payments under the Company’s research collaboration agreements as of May 31, 2016 are as follows:

Remaining three months of fiscal year 2016	$50
2017	50
$100

(9) Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are filed for potential recognition or disclosure. Based upon this review, the Company identified the following subsequent events:

Merger

On June 16, 2016, the Company, Land O’Lakes, Inc., a cooperative corporation incorporated under the laws of Minnesota (“Land O’Lakes”), and Roman Merger Sub, Inc., a corporation incorporated under the laws of Delaware (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub commenced on July 1, 2016, a cash tender offer (the “Offer”) to purchase all of the issued and outstanding shares of the common stock at a price of $0.40 per share in cash (the “Common Offer Price”), without interest and less any applicable withholding taxes. Subject to the terms and conditions of the Merger Agreement, following the consummation of the Offer, Merger Sub will be merged with and into the Company (the “Merger”), with the Company as the surviving corporation as a wholly-owned subsidiary of Land O’Lakes.

The obligation of Merger Sub to purchase shares of common stock tendered in the Offer is subject to certain conditions, including, among others, the following: (i) the Company’s stockholders shall have validly tendered and not validly withdrawn in the Offer the number of shares of Company common stock (not including any shares tendered pursuant to guaranteed delivery procedures that have not yet been received by the depositary for the Offer in full settlement or satisfaction of such guarantee) which, when added to the shares of Company common stock then owned by Merger Sub, would represent one shares more than one half of all shares of Company common stock outstanding immediately prior to the time Merger Sub, for the first time, irrevocably accepts for payment the shares of common stock validly tendered and not withdrawn pursuant to the Offer (the “Offer Acceptance Time”) (for the avoidance of doubt, including in the number of shares of Company common stock outstanding immediately prior to the Offer Acceptance Time (a) to the extent that the Company has received a notice of conversion with respect to any Preferred Stock prior to the Offer Acceptance Time, the shares of common stock issuable upon conversion of such Preferred Stock, (b) to the extent the Company has received a notice of conversion with respect to any warrants to purchase shares of Company common stock (“Company Warrants”) prior to the Offer Acceptance Time, the shares of common stock that the Company would be required to issue upon the exercise of such Company Warrants and (c) to the extent the Company has received a notice of exercise with respect to any options to purchase shares of Company common stock (“Company Options”) prior to the Offer Acceptance Time, the shares of common stock that the Company would be required to issue upon the exercise of such Company Options) (the “Minimum Condition”), (ii) the absence of a material adverse effect with respect to the Company and (iii) certain other customary conditions. The consummation of the Offer is not subject to any financing condition.

At the effective time of the Merger (the “Effective Time”), each share of Company common stock issued and outstanding (excluding shares held by a holder who has properly demanded appraisal and otherwise complied with the provisions of Section 262 of the Delaware General Corporation Law (the “DGCL”) and has not effectively withdrawn or lost such holder’s rights to appraisal (such shares being referred to collectively as the “Dissenting Shares”)) will be converted into the right to receive a cash amount equal to the Common Offer Price, without interest thereon (the “Common Consideration”), subject to any applicable withholding or other taxes and certain other amounts specified in the Merger Agreement. At the Effective Time, all of the issued and outstanding shares of Preferred Stock (excluding the Dissenting Shares) will be converted into the right to receive a cash amount equal to $1,000.00 per share in cash, without interest and subject to any applicable withholding or other taxes and certain other amounts specified in the Merger Agreement.

At the Effective Time, each outstanding Company Option will be cancelled and converted into the right to receive an amount in cash (subject to any applicable withholding or other taxes and certain other amounts specified in the Merger Agreement) equal to the product of (i) the total number of shares of common stock subject to such Company Option and (ii) the excess, if any, of the Common Consideration over the exercise price of the shares of common stock previously subject to such Company Option.

The Company has issued certain restricted shares of common stock under its incentive plans. At the Effective Time, each share of restricted stock will be cancelled and converted into the right to receive an amount in cash (subject to any applicable withholding or other taxes and certain other amounts specified in the Merger Agreement) equal to the Common Consideration payable in connection with the shares of restricted stock.

At the Effective Time, each holder of certain unexpired and unexercised Company Warrants that include provisions entitling the warrant holder to receive a “Black Scholes Value”, as defined in the applicable warrant agreement (each such warrant a “BSV Warrant”), will be entitled to receive either (x) an amount of cash equal to the product of (1) the aggregate number of shares of common stock for which such BSV Warrant was exercisable immediately prior to the effective time of the Merger and (2) the excess, if any, of the Common Consideration over the per share exercise price under such BSV Warrant, or (y) at the holder’s option, exercisable at any time concurrently with, or within thirty (30) days following, the Effective Time, an amount in cash equal to the “Black Scholes Value” calculated pursuant to the terms of the applicable warrant agreement. At the Effective Time, each unexpired and unexercised Company Warrant that is not a BSV Warrant will be entitled to receive an amount of cash equal to the product of (I) the aggregate number of shares of common stock for which such Company Warrant was exercisable immediately prior to the effective time of the Merger and (II) the excess, if any, of the Common Consideration over the per share exercise price under such Company Warrant. The aggregate amount payable in connection with the Merger with respect to the Company Warrants is expected to be approximately $7.2 million.

The Merger will be governed by Section 251(h) of the DGCL, with no stockholder vote required to consummate the Merger, provided that subject to the terms of the Merger Agreement, under certain circumstances Land O’Lakes may cause the Merger Agreement to be governed by Section 253 of the DGCL. The Company has granted to Merger Sub an irrevocable option (the “Top-Up Option”), if necessary, to purchase at a price per share equal to the Common Offer Price from the Company up to a number of shares of Company common stock (the “Top-Up Shares”) that, when added to the number shares of Company common stock already owned by Merger Sub as promptly as practicable after the Offer Acceptance Time, would represent at least ninety percent (90%) of the shares of Company common stock outstanding immediately after giving effect to the issuance of the Top-Up Shares. Merger Sub will exercise the Top-Up Option as promptly as practicable after the Offer Acceptance Time if (i) certain specified triggering events occur, (ii) the Offer Acceptance Time has occurred, (iii) the Minimum Condition has been satisfied, and (iv) Merger Sub does not hold shares of Company common stock representing at least ninety percent (90%) of the shares of Company common stock then outstanding. The parties have agreed that if the Top-Up Option is exercised, the parties will use their best efforts to cause the Merger to be completed in accordance with Section 253 of the DGCL as promptly as possible following the issuance of the Top-Up Shares on the same day as the closing of the purchase of the Top-Up Shares. At the closing of the purchase of the Top-Up Shares, the purchase price for the Top-Up Shares shall be paid to the Company, at Merger Sub’s option, either fully in cash or by (i) paying an amount in cash equal to not less than the aggregate par value of the Top-Up Shares and (ii) executing and delivering to the Company a promissory note having a principal amount equal to the aggregate purchase price of the Top-Up Shares less the amount paid in cash for the Top-Up Shares at the Top-Up Shares closing.

The Merger Agreement includes customary representations, warranties and covenants of the parties customary for a transaction of this nature, including covenants (i) to as promptly as reasonably practicable effect all registrations, filings and submissions required pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable laws with respect to the Offer and the Merger, (ii) for each of the parties to use their reasonable best efforts to take, or cause to be taken, all appropriate action to consummate and make effective the Offer, the Merger and the other transactions contemplated by the Merger Agreement, (iii) for the Company to conduct its business in the ordinary course and to be bound by customary restrictions relating to the operation of its business until the effective time of the Merger or termination of the Merger Agreement, and (iv) for the Company not to solicit third party proposals relating to alternative transactions or provide information or enter into discussions in connection with alternative transactions, subject to exceptions to permit the Board to comply with its fiduciary duties.

The Merger Agreement includes certain termination provisions for both the Company and Land O’Lakes and provides that, in connection with the termination of the Merger Agreement under certain specified circumstances, the Company may be required to pay Land O’Lakes a termination fee of $695,000.

The Merger Agreement has been unanimously approved by the Board and the board of directors of Land O’Lakes, and the Board has unanimously recommended that the holders of Company common stock tender their shares in the Offer.

Notice of Delisting

On July 12, 2016, the Company received a letter from NASDAQ Stock Market LLC (“NASDAQ”) indicating that, as a result of the Company’s failure to regain compliance with the minimum bid price requirement for continued listing, the NASDAQ staff has determined to delist the Company. NASDAQ’s delisting determination will not immediately result in the delisting of the Company’s common stock. The Company plans to appeal NASDAQ’s delisting by requesting a hearing before NASDAQ’s Hearing Panel (the “Panel”). The Company’s request for a hearing must be received no later than 4:00 p.m. Eastern time on July 19, 2016. Under NASDAQ rules, the hearing request will stay the delisting action pending the issuance of a final decision by the Panel. There can be no assurance that the Panel will grant the Company’s request for continued listing.

Legal

Following the commencement of the Offer, three putative class action lawsuits were filed challenging the proposed transaction. Each of these actions was filed in the Superior Court of the State of California, County of Los Angeles - Central District: Gary Stryder, Leo Nguyen and Rajesh Joshi, Individually and On Behalf of All Others Similarly Situated v. Ceres, Inc., Land O’Lakes, Inc., Roman Merger Sub, Inc., Cheryl P. Morley, Pascal Brandys, Richard Flavell, Robert Goldberg, and Richard Hamilton, Case No. BC626066 (filed July 5, 2016) (the “Stryder Action”); Knox Varela, On Behalf of Himself and All Others Similarly Situated v. Ceres, Inc., Cheryl P. Morley, Pascal Brandys, Richard Flavell, Robert Goldberg, Richard Hamilton, Land O’Lakes, Inc. and Roman Merger Sub, Inc., Case No. BC626611 (filed July 11, 2016) (the “Varela Action”); and Benjamin Roberts, Individually and On Behalf of All Others Similarly Situated v. Cheryl P. Morley, Pascal Brandys, Richard Flavell, Robert Goldberg, Richard Hamilton, and Ceres, Inc., Case No. BC626808 (filed July 13, 2016) (the “Roberts Action” and collectively, with the Stryder Action and the Varela Action, the “Actions”).

The Stryder Action and the Varela Action name as defendants the Company, the Board, Merger Sub and Land O’Lakes. The Roberts Action names as defendants the Company and the Board.  The Actions generally allege, among other things, that the members of the Board breached their fiduciary duties by allegedly failing to maximize stockholder value and agreeing to preclusive deal-protection devices.  The Stryder Action and the Varela Action generally allege, among other things, that Land O’Lakes and Merger Sub aided and abetted these alleged breaches of fiduciary duties. The Varela Action and the Roberts Action also allege that the Company’s the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on July 1, 2016, as amended, omits or misstates certain material information. The complaints generally seek, among other things: (i) declaration as a class action; (ii) an order enjoining the proposed transactions; (iii) rescission, to the extent implemented, of the Merger Agreement or rescissory damages; and (iv) an award of fees and costs of the action, including attorneys’ and experts’ fees. The Company intends to vigorously defend against the Actions and believes the lawsuits are without merit.

Conversion of Preferred Stock

As described in Note 1, as of July 4, 2016, 6,435 shares of Preferred Stock have been converted to common stock representing 16,087,500 shares of commons stock outstanding. Subsequent to May 31, 2016, 2,185 shares of Preferred Stock were converted into Common stock, representing 5,462,480 shares of Common stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q, the information under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 23, 2015. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our efforts to develop and commercialize our products, the merger agreement by and among us, Land O’Lakes, Inc. and Roman Merger Sub, Inc. and the related tender offer, anticipated yields and product performance, our short-term and long-term business strategies, market and industry expectations and future results of operations and financial position, including anticipated cost savings and projected cash expenditures from our restructuring plan and liquidity, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “potential”, “continue” or other similar words. We based these forward-looking statements largely on our current expectations and projections about future events or trends that we believe may affect our business and financial performance. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to materially differ from any future results, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 23, 2015 and elsewhere in this Quarterly Report on Form 10-Q, the material risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify, you should not rely on these forward-looking statements as guarantees of future results, performance or achievements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of the filing of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly, except to the extent required by law, any forward-looking statements for any reason after the date we file this Quarterly Report on Form 10-Q with the SEC to conform these statements to actual results or to changes in our expectations.

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

We generate revenues from product sales, research and development collaboration agreements, government grants and software and services. We began selling products in 2008 and, while our product sales have been minimal to date, we expect product sales to eventually become the primary source of our revenues. For the 2016 growing season in North America, we expect to sell more than 7,500 acres of our Blade forage sorghum seed products compared to more than 4,000 acres planted in 2015. The increase in sales was primarily due to an increase in the number of customers planting our forage sorghum seeds as well as an increase in the average order size. We expect future product revenues to include a combination of seed sales and trait fees, similar to current business models used for food crops incorporating biotech traits. As we continue to develop traits for our products, we expect that a significant portion of our product revenues will be generated from the sale of seeds that include our traits.

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

We have invested significantly in research, development and technology. For the fiscal years ended August 31, 2015 and 2014, we invested $9.7 million and $14.2 million, respectively, in research and development, with the main emphasis on breeding and traits. For the nine months ended May 31, 2016 and 2015, we invested $4.3 million and $7.5 million, respectively, in research and development. Our other operating expenses are related to selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the operations of our business and have been dependent on funding our operations through the issuance and sale of equity securities. Our accumulated deficit as of May 31, 2016 was $338.0 million. Our cash and cash equivalents of $4.2 million as of May 31, 2016 is not sufficient to enable us to remain in business beyond August 2016 without raising further capital or significantly curtailing our operations. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

Historically, we have funded our operations with payments from collaborators and government grants and the proceeds from issuances of common stock, convertible preferred stock, warrants, convertible notes and debt financing. We have experienced significant losses as we invested heavily in research and development and selling, general and administrative expenses, and those costs have exceeded revenues. We will continue to need capital to fund our research and development projects, to commercialize our products and to provide working capital to fund other aspects of our business. We are evaluating opportunities to secure additional financing, including the issuance of equity or debt, sale or divesture of business units, and additional revenues from grants or collaborations. However there are no assurances that such opportunities will be available or available on terms that are acceptable to the Company. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures will be significantly limited. If this happens, we may be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, grant licenses to our technology and sell assets on terms that are not favorable to us or delay or terminate research and development programs or the commercialization of products or significantly curtail or cease our operations.

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

Tender Offer by Land O’Lakes

On June 16, 2016, we, Land O’Lakes, Inc., a cooperative corporation incorporated under the laws of Minnesota (“Land O’Lakes”), and Roman Merger Sub, Inc., a corporation incorporated under the laws of Delaware (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub commenced on July 1, 2016, a cash tender offer (the “Offer”) to purchase all of the issued and outstanding shares of Company common stock at a price of $0.40 per share in cash (the “Common Offer Price”), without interest and less any applicable withholding taxes. Subject to the terms and conditions of the Merger Agreement, following the consummation of the Offer, Merger Sub will be merged with and into the Company (the “Merger”), with the Company as the surviving corporation as a wholly-owned subsidiary of Land O’Lakes.

The obligation of Merger Sub to purchase shares of common stock tendered in the Offer is subject to certain conditions, including, among others, the following: (i) our stockholders shall have validly tendered and not validly withdrawn in the Offer the number of shares of Company common stock (not including any shares tendered pursuant to guaranteed delivery procedures that have not yet been received by the depositary for the Offer in full settlement or satisfaction of such guarantee) which, when added to the shares of Company common stock then owned by Merger Sub, would represent one shares more than one half of all shares of Company common stock outstanding immediately prior to the time Merger Sub, for the first time, irrevocably accepts for payment the shares of common stock validly tendered and not withdrawn pursuant to the Offer (the “Offer Acceptance Time”) (for the avoidance of doubt, including in the number of shares of Company common stock outstanding immediately prior to the Offer Acceptance Time (a) to the extent that we have received a notice of conversion with respect to any Preferred Stock prior to the Offer Acceptance Time, the shares of common stock issuable upon conversion of such Preferred Stock, (b) to the extent that we have received a notice of conversion with respect to any warrants to purchase shares of Company common stock (“Company Warrants”) prior to the Offer Acceptance Time, the shares of common stock that we would be required to issue upon the exercise of such Company Warrants and (c) to the extent that we have received a notice of exercise with respect to any options to purchase shares of Company common stock (“Company Options”) prior to the Offer Acceptance Time, the shares of common stock that we would be required to issue upon the exercise of such Company Options) (the “Minimum Condition”), (ii) the absence of a material adverse effect with respect to the Company and (iii) certain other customary conditions. The consummation of the Offer is not subject to any financing condition.

At the effective time of the Merger (the “Effective Time”), each share of Company common stock issued and outstanding (excluding shares held by a holder who has properly demanded appraisal and otherwise complied with the provisions of Section 262 of the Delaware General Corporation Law (the “DGCL”) and has not effectively withdrawn or lost such holder’s rights to appraisal (such shares being referred to collectively as the “Dissenting Shares”)) will be converted into the right to receive a cash amount equal to the Common Offer Price, without interest thereon (the “Common Consideration”), subject to any applicable withholding or other taxes and certain other amounts specified in the Merger Agreement. At the Effective Time, all of the issued and outstanding shares of Preferred Stock (excluding the Dissenting Shares) will be converted into the right to receive a cash amount equal to $1,000.00 per share in cash, without interest and subject to any applicable withholding or other taxes and certain other amounts specified in the Merger Agreement.

At the Effective Time, each outstanding Company Option will be cancelled and converted into the right to receive an amount in cash (subject to any applicable withholding or other taxes and certain other amounts specified in the Merger Agreement) equal to the product of (i) the total number of shares of common stock subject to such Company Option and (ii) the excess, if any, of the Common Consideration over the exercise price of the shares of common stock previously subject to such Company Option.

We have issued certain restricted shares of common stock under our incentive plans. At the Effective Time, each share of restricted stock will be cancelled and converted into the right to receive an amount in cash (subject to any applicable withholding or other taxes and certain other amounts specified in the Merger Agreement) equal to the Common Consideration payable in connection with the shares of restricted stock.

At the Effective Time, each holder of certain unexpired and unexercised Company Warrants that include provisions entitling the warrant holder to receive a “Black Scholes Value”, as defined in the applicable warrant agreement (each such warrant a “BSV Warrant”), will be entitled to receive either (x) an amount of cash equal to the product of (1) the aggregate number of shares of common stock for which such BSV Warrant was exercisable immediately prior to the effective time of the Merger and (2) the excess, if any, of the Common Consideration over the per share exercise price under such BSV Warrant, or (y) at the holder’s option, exercisable at any time concurrently with, or within thirty (30) days following, the Effective Time, an amount in cash equal to the “Black Scholes Value” calculated pursuant to the terms of the applicable warrant agreement. At the Effective Time, each unexpired and unexercised Company Warrant that is not a BSV Warrant will be entitled to receive an amount of cash equal to the product of (I) the aggregate number of shares of common stock for which such Company Warrant was exercisable immediately prior to the effective time of the Merger and (II) the excess, if any, of the Common Consideration over the per share exercise price under such Company Warrant. The aggregate amount payable in connection with the Merger with respect to the Company Warrants is expected to be approximately $7.2 million.

The Merger will be governed by Section 251(h) of the DGCL, with no stockholder vote required to consummate the Merger, provided that subject to the terms of the Merger Agreement, under certain circumstances Land O’Lakes may cause the Merger Agreement to be governed by Section 253 of the DGCL. We have granted to Merger Sub an irrevocable option (the “Top-Up Option”), if necessary, to purchase at a price per share equal to the Common Offer Price from us up to a number of shares of Company common stock (the “Top-Up Shares”) that, when added to the number shares of Company common stock already owned by Merger Sub as promptly as practicable after the Offer Acceptance Time, would represent at least ninety percent (90%) of the shares of Company common stock outstanding immediately after giving effect to the issuance of the Top-Up Shares. Merger Sub will exercise the Top-Up Option as promptly as practicable after the Offer Acceptance Time if (i) certain specified triggering events occur, (ii) the Offer Acceptance Time has occurred, (iii) the Minimum Condition has been satisfied, and (iv) Merger Sub does not hold shares of Company common stock representing at least ninety percent (90%) of the shares of Company common stock then outstanding. The parties have agreed that if the Top-Up Option is exercised, the parties will use their best efforts to cause the Merger to be completed in accordance with Section 253 of the DGCL as promptly as possible following the issuance of the Top-Up Shares on the same day as the closing of the purchase of the Top-Up Shares. At the closing of the purchase of the Top-Up Shares, the purchase price for the Top-Up Shares shall be paid to the Company, at Merger Sub’s option, either fully in cash or by (i) paying an amount in cash equal to not less than the aggregate par value of the Top-Up Shares and (ii) executing and delivering to us a promissory note having a principal amount equal to the aggregate purchase price of the Top-Up Shares less the amount paid in cash for the Top-Up Shares at the Top-Up Shares closing.

The Merger Agreement includes customary representations, warranties and covenants of the parties customary for a transaction of this nature, including covenants (i) to as promptly as reasonably practicable effect all registrations, filings and submissions required pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable laws with respect to the Offer and the Merger, (ii) for each of the parties to use their reasonable best efforts to take, or cause to be taken, all appropriate action to consummate and make effective the Offer, the Merger and the other transactions contemplated by the Merger Agreement, (iii) for us to conduct its business in the ordinary course and to be bound by customary restrictions relating to the operation of its business until the effective time of the Merger or termination of the Merger Agreement, and (iv) for us not to solicit third party proposals relating to alternative transactions or provide information or enter into discussions in connection with alternative transactions, subject to exceptions to permit our Board to comply with its fiduciary duties.

The Merger Agreement includes certain termination provisions for both us and Land O’Lakes and provides that, in connection with the termination of the Merger Agreement under certain specified circumstances, we may be required to pay Land O’Lakes a termination fee of $695,000.

The Merger Agreement has been unanimously approved by the our Board and the board of directors of Land O’Lakes, and our Board has unanimously recommended that the holders of Company common stock tender their shares in the Offer.

Tender and Support Agreements

In connection with the Merger Agreement, Land O’Lakes and our directors and certain of our officers (the “Supporting Stockholders”) have entered into tender and support agreements dated as of June 16, 2016 (the “Tender and Support Agreement”). The Tender and Support Agreements provide, among other things, that the Supporting Stockholders shall (i) validly tender all of their shares of common stock (other than restricted stock) in the Offer and (ii) vote against and not consent to any competing acquisition proposal, any extraordinary transaction involving the Company other than the Merger, or any corporate action that would frustrate, prevent or delay the transactions contemplated by the Merger Agreement. The Supporting Stockholders have also agreed not to withdraw tendered Common Shares unless Land O’Lakes terminates the Offer in accordance with the terms of the Merger Agreement, or the Tender and Support Agreement has been terminated in accordance with its terms. Excluding shares of common stock underlying stock options, restricted stock and other compensatory awards, the Supporting Stockholders collectively beneficially owned, in the aggregate, 109,459 shares of common stock as of June 27, 2016 (or approximately 0.41% of all shares of common stock outstanding as of June 27, 2016). Including shares of common stock which may be issued under stock options, restricted stock and other compensatory awards which are exercisable for or may become vested and settled for shares of common stock within 60 days of June 27, 2016, the Supporting Stockholders collectively beneficially owned, in the aggregate, 284,931 Common Shares as of June 27, 2016 (or approximately 1.05% of the total of all shares of common stock that are outstanding and all additional shares of common stock that are deemed outstanding for purposes of calculating the Supporting Stockholders’ percentage ownership in accordance with Rule 13d-3(d)(1)(i) under the Exchange Act as of June 27, 2016).

Second Amended and Restated Bylaws

On June 16, 2016, our Board approved an amendment and restatement of our bylaws (the “Second Amended and Restated Bylaws”), effective immediately. The Second Amended and Restated Bylaws amend and restate in their entirety the Company’s Amended and Restated Bylaws to include a new Article VIII, which, unless the Company consents in writing, establishes certain Delaware courts as the exclusive forum for certain types of claims involving the Company.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
Revenues:
Product sales	$84	$201	$107	$300
Services	1,331	924	2,601	1,568
Total revenues	1,415	1,125	2,708	1,868

Cost and operating expenses:
Cost of revenues	538	860	2,271	3,436
Research and development	1,113	2,516	4,288	7,469
Selling, general and administrative	2,005	3,639	5,506	10,949
Total cost and operating expenses	3,656	7,015	12,065	21,854
Loss from operations	(2,241)	(5,890)	(9,357)	(19,986)
Interest expense	(2)	(20)	(5)	(32)
Interest income	1	8	2	37
Costs associated with public offering	-	-	(966)	-
Other income	737	-	4,351	-
Loss before income taxes	(1,505)	(5,902)	(5,975)	(19,981)
Income tax expense	-	-	(1)	(1)
Net loss	$(1,505)	$(5,902)	$(5,976)	$(19,982)

Basic and diluted net loss per share	$(.08)	$(0.98)	$(.42)	$(3.31)
Weighted average outstanding common shares:
Basic and diluted	19,843,437	6,063,326	14,238,649	6,032,347

Comparison of the Three Months Ended May 31, 2016 and 2015

Revenues

	Three Months Ended
	May 31,
	2016	2015	Change
	(In thousands)

Product Sales	$84	$201	$(117)
Services	1,331	924	407

Total revenue	$1,415	$1,125	$290

Our total revenues increased by $0.3 million to $1.4 million for the three months ended May 31, 2016 compared to the corresponding period in the prior year. Services revenue increased by $0.4 million primarily due to a $0.5 million increase in revenue recognized following the completion of work under a collaborative agreement and our software services agreements, which was partially offset by a $0.1 million decrease in grant billings. Product sales decreased by $0.1 million due to decreased sales in Brazil for the comparable periods.

Cost and Operating Expenses

	Three Months Ended
	May 31,
	2016	2015	Change
	(In thousands)
Cost of revenues	$538	$860	$(322)
Research and development	1,113	2,516	(1,403)
Selling, general and administrative	2,005	3,639	(1,634)
Total cost and operating expenses	$3,656	$7,015	$(3,359)

Cost of Revenues

Our cost of revenues decreased by $0.3 million to $0.5 million for the three months ended May 31, 2016 compared to the corresponding period in the prior year due to decreased seed and biomass production costs of $0.3 million related to our historical sorghum business in Brazil. The seed production expenses related to our U.S. forage sorghum business were relatively unchanged for the comparable periods.

Research and Development Expenses

Our research and development expenses decreased by $1.4 million to $1.1 million for the three months ended May 31, 2016 compared to the corresponding period in the prior year. In the U.S., research and development expenses decreased by $0.6 million primarily due to reduced personnel and related expenses of $0.5 million and reduced external R&D and consulting expenses of $0.1 million. In Brazil, research and development expenses decreased by $0.8 million primarily due to a reduction in personnel and related activities as a result of the restructuring of our Brazil operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $1.6 million to $2.0 million for the three months ended May 31, 2016 compared to the corresponding period in the prior year. In the U.S., expenses decreased by $0.4 million primarily due to reduced personnel and related expenses. In Brazil expenses decreased by $1.2 million primarily due to reduced personnel and related expenses as a result of the restructuring of our Brazil operations.

Interest Expense and Interest Income

	Three Months Ended
	May 31,
	2016	2015	Change
	(In thousands)
Interest expense	$(2)	$(20)	$18
Interest income	1	8	(7)
Other income	737	-	737
Total	$736	$(12)	$748

Other Income

Other income increased by $0.7 million due to the change in the fair value of our warrants for the quarter ended May 31, 2016.

Comparison of the Nine Months Ended May 31, 2016 and 2015

Revenues

	Nine Months Ended
	May 31,
	2016	2015	Change
	(In thousands)

Product Sales	$107	$300	$(193)
Services	2,601	1,568	1,033

Total revenue	$2,708	$1,868	$840

Our total revenues increased by $0.8 million to $2.7 million for the nine months ended May 31, 2016 compared to the corresponding period in the prior year. In the U.S. revenue increased by $1.0 million primarily due a $1.2 million increase in revenue recognized following the completion of work under a collaborative agreement and our software services agreements, which was partially offset by a $0.2 million decrease in grant billings. Product sales decreased by approximately $0.2 million due to decreased sales in Brazil for the comparable periods.

Cost and Operating Expenses

	Nine Months Ended
	May 31,
	2016	2015	Change
	(In thousands)
Cost of revenues	$2,271	$3,436	$(1,165)
Research and development	4,288	7,469	(3,181)
Selling, general and administrative	5,506	10,949	(5,443)
Total cost and operating expenses	$12,065	$21,854	$(9,789)

Cost of Revenues

Our cost of revenues decreased by $1.2 million to $2.3 million for the nine months ended May 31, 2016 compared to the corresponding period in the prior year primarily due to decreased seed production and biomass costs of $1.5 million related to our historical sorghum and biomass business in Brazil, which was partially offset by increased expenses of $0.3 million related to seed production expenses related to our U.S. forage sorghum business.

Research and Development Expenses

Our research and development expenses decreased by $3.2 million to $4.3 million for the nine months ended May 31, 2016 compared to the corresponding period in the prior year. In the U.S., research and development expenses decreased by $1.7 million primarily due to reduced personnel and related expenses of $1.4 million and reduced external research and development and consulting expenses of $0.3 million. In Brazil, research and development expenses decreased by $1.5 million primarily due to a reduction in personnel and related activities as a result of the restructuring of our Brazil operations.

 Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $5.4 million to $5.5 million for the nine months ended May 31, 2016 compared to the corresponding period in the prior year. In the U.S., expenses decreased by $1.9 million primarily due to reduced personal and related expenses of $1.6 million and reduced professional fees of $0.3 million. In Brazil, expenses decreased by $3.5 million due to reduced personnel and related expenses as a result of the restructuring of our Brazil operations.

Interest Expense and Interest Income

	Nine Months Ended
	May 31,
	2016	2015	Change
	(In thousands)
Interest expense	$(5)	$(32)	$27
Interest income	2	37	(35)
Costs associated with public offering	(966)	-	(966)
Other income	4,351	-	4,351
Total	$3,382	$5	$3,377

Costs associated with public offering

We incurred costs of approximately $1.0 million in connection with the December 17, 2015 financing.

Other Income

Other income increased by approximately $4.4 million due to the change in the fair value of our warrants for the nine months ended May 31, 2016.

Liquidity and Capital Resources

Since our inception we have incurred significant net losses, and as of May 31, 2016, we had an accumulated deficit of $338.0 million. We expect to incur additional losses related to the continued development and expansion of our business including research and development, seed production and operations, and sales and marketing. There is no assurance that we will achieve profitable operations, or if achieved, that we can sustain them on a continued basis. These circumstances raise substantial doubt about our ability to continue as a going concern.

As of May 31, 2016, we plan to finance our operations for the next three months with cash and marketable securities on hand, and with cash inflows from collaboration and grant funding, and from product sales. On June 16, 2016, the Company, Land O’Lakes, Inc., and Roman Merger Sub, Inc., entered into an Agreement and Plan of Merger as described further in Footnote 9, Subsequent Events of the Notes to the Condensed Consolidated Financial Statement. In the event that the merger does not occur, we intend to seek additional funds through public or private debt or equity financings, collaborations, licensing arrangements, government programs and the sale of intellectual property, technology or other assets. We cannot provide any assurances that additional sources of funding will be available on terms acceptable to us or at all, or that we will be successful in entering into collaborations or license agreements, receiving funds under government grants or selling intellectual property, technology or other assets. If we are unable to raise additional funds, we will not have adequate liquidity to fund our operations and we will be forced to significantly curtail or cease our operations.

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

Cash Flows

	For the nine months ended
	May 31,
	2016	2015
	(In thousands)
Net cash (used in) provided by
Operating activities	$(11,786)	$(18,526)
Investing activities	$572	$20,472
Financing activities	$7,247	$(40)

Net cash outflows of $11.8 million from operating activities during the nine months ended May 31, 2016 primarily resulted from our net loss of $6.0 million, which included non-cash items of $1.0 million in stock based compensation expense and $0.3 million in depreciation expense which was offset by a $4.2 million non-cash increase due to the changes in our warrant valuation and $2.5 million decrease in our operating liabilities.

Net cash outflows of $18.5 million from operating activities during the nine months ended May 31, 2015 primarily resulted from our net loss of $20.0 million, which included non-cash items of $1.8 million in stock based compensation expense and $0.5 million in depreciation expense.

Net cash provided by investing activities was $0.6 million during the nine months ended May 31, 2016 primarily as a result of proceeds from the sale of assets and assets held for sale of $0.7 million, partially offset by purchases of property and equipment of $0.1 million.

Net cash provided by investing activities of $20.5 million during the nine months ended May 31, 2015 was due to net marketable securities activity of $20.8 million, which was partially offset by $0.3 million used to purchase property and equipment.

Net cash provided by financing activities was $7.3 million during the six months ended May 31, 2016 primarily due to the completion of our public offering on December 17, 2015.

Net cash used by financing activities of $40,000 during the nine months ended May 31, 2015 was due to repayments on capital leases.

Off-Balance Sheet Arrangements

As of May 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Seasonality

The sale of seeds is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. Our product sales for the year ended August 31, 2015 and for the nine months ended May 31, 2016 were minimal and, accordingly, we have not yet experienced the full nature or extent to which our business may be seasonal. We expect that the sale of our seeds in the U.S. will currently be higher in our third and fourth fiscal quarters, due to the timing of harvest and delivery for our seeds. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by our customers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Disruptions that cause delays by our customers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended May 31, 2016 and 2015. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition in future periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are also exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States and Brazil.

Interest Rate Risk

As of May 31, 2016 and August 31, 2015, our exposure to risk for changes in interest rates primarily related to our cash equivalents and marketable securities. We have investments in money market funds, commercial paper and corporate bonds, which all have relatively short term maturities. Accordingly, our interest income fluctuates with short term market conditions. All marketable securities are classified as available for sale and are expected to be liquid. Due to the relatively short-term nature of our investments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain cash and cash equivalents at one or more financial institutions that are significantly in excess of federally insured limits. We cannot assure you that we will not experience losses on these deposits.

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

Through May 31, 2016, the fluctuations in the Brazil Real for our operations in Brazil did not have an adverse impact on our results of operations as the U.S. dollar has been strengthening against the Brazil Real. As our international operations grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in the foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the Brazil Real, our foreign-currency based expenses increase when translated into U.S. dollars. To date, we have not hedged the risks associated with foreign currency exchange exposure. As the risks associated with fluctuations in the Brazil Real become greater, we will continue to reassess our approach to managing this risk.

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

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. As of and during the fiscal year ended August 31, 2015, the Company identified three material weaknesses and a significant deficiency in internal control over financial reporting.

Material weaknesses and significant deficiency identified by management resulted in a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

The Company reviewed the results of management’s assessment with the Audit Committee of the Board.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of May 31, 2016.

(b) Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2016 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2016.

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

A claim was filed against the Company on December 2, 2015 in the Labor Court of Itumbiara, Goias, Brazil by the estate of a deceased employee of the Company’s Brazilian subsidiary alleging that the employee’s death in an accident while driving a Company vehicle resulted from a lack of proper maintenance of such vehicle and the plaintiff is requesting damages of approximately $3.8 million Brazilian Real (approximately $1 million). The case was settled on April 26, 2016 for Brazilian Real $75,000 (approximately $20,000 USD).

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

Following the commencement of the Offer, three putative class action lawsuits were filed challenging the proposed transaction. Each of these actions was filed in the Superior Court of the State of California, County of Los Angeles - Central District: Gary Stryder, Leo Nguyen and Rajesh Joshi, Individually and On Behalf of All Others Similarly Situated v. Ceres, Inc., Land O’Lakes, Inc., Roman Merger Sub, Inc., Cheryl P. Morley, Pascal Brandys, Richard Flavell, Robert Goldberg, and Richard Hamilton, Case No. BC626066 (filed July 5, 2016) (the “Stryder Action”); Knox Varela, On Behalf of Himself and All Others Similarly Situated v. Ceres, Inc., Cheryl P. Morley, Pascal Brandys, Richard Flavell, Robert Goldberg, Richard Hamilton, Land O’Lakes, Inc. and Roman Merger Sub, Inc., Case No. BC626611 (filed July 11, 2016) (the “Varela Action”); and Benjamin Roberts, Individually and On Behalf of All Others Similarly Situated v. Cheryl P. Morley, Pascal Brandys, Richard Flavell, Robert Goldberg, Richard Hamilton, and Ceres, Inc., Case No. BC626808 (filed July 13, 2016) (the “Roberts Action” and collectively, with the Stryder Action and the Varela Action, the “Actions”).

The Stryder Action and the Varela Action name as defendants the Company, the Board, Merger Sub and Land O’Lakes. The Roberts Action names as defendants the Company and the Board.  The Actions generally allege, among other things, that the members of the Board breached their fiduciary duties by allegedly failing to maximize stockholder value and agreeing to preclusive deal-protection devices.  The Stryder Action and the Varela Action generally allege, among other things, that Land O’Lakes and Merger Sub aided and abetted these alleged breaches of fiduciary duties. The Varela Action and the Roberts Action also allege that the Company’s the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on July 1, 2016, as amended, omits or misstates certain material information. The complaints generally seek, among other things: (i) declaration as a class action; (ii) an order enjoining the proposed transactions; (iii) rescission, to the extent implemented, of the Merger Agreement or rescissory damages; and (iv) an award of fees and costs of the action, including attorneys’ and experts’ fees. The Company intends to vigorously defend against the Actions and believes the lawsuits are without merit.

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

Failure to complete the Offer or the Merger could adversely affect our business and the market price of our common stock.

There is no assurance that the Offer or the Merger will be completed. Consummation of the Merger is subject to various conditions, including the satisfaction of the Minimum Condition and certain other conditions, including, among other things, the absence of laws or judgments prohibiting or restraining the Merger. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of the Board or a termination of the Merger Agreement by us to enter into an agreement for a superior proposal, as defined in the Merger Agreement. If the Merger is not consummated, and there are no other parties willing and able to acquire us at a price of $0.40 per share of common stock or higher and on other terms acceptable to us, our stock price will likely decline, as our stock has recently traded at prices based on the proposed per share price for the Merger. We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the direction of management resources towards the Merger, for which we will have received little or no benefit if the closing of the Merger does not occur. Many of the expenses, fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than in connection with the Merger. A failed transaction may result in negative publicity and a negative impression of us in the investment community. If an insufficient number of holders of Company common stock accept the Offer and tender their shares of Company common stock to Land O’Lakes pursuant to the Offer, or if the Merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected. Furthermore, the Merger Agreement contains certain customary termination payments which may be incurred by us. If the Merger Agreement is terminated, under specified circumstances and on the terms and subject to the conditions set forth therein, we may be required to pay Land O’Lakes a termination fee, the amount of which, if and when payable, would be $695,000. The occurrence of any of these events individually or in combination could have a material adverse impact on our results of operations and our stock price.

We may not be able to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the operations of our business and have been dependent on funding our operations through the issuance and sale of equity securities. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of August 31, 2015, our independent registered public accounting firm issued a report dated November 23, 2015 stating that we have incurred recurring losses and expected that the current level of cash and cash equivalents will only be sufficient to fund operations until January 2016 which raises substantial doubt about its ability to continue as a going concern. Investors in our securities should review carefully the report of our independent registered public accounting firm, which is included in our Form 10-K for the fiscal year ended August 31, 2015. Our accumulated deficit as of May 31, 2016 was $338.0 million. We had cash and cash equivalents of $4.2 million as of May 31, 2016. On December 17, 2015, we raised net proceeds of $6.3 million from a public offering, which is not sufficient to enable us to remain in business beyond August 2016 without raising further capital or significantly curtailing our operations.

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

The announcement and pendency of the Merger could adversely affect our business, financial results and operations.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, vendors and employees, which could have a significant negative impact on our future revenues and results of operations, regardless of whether the Merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed transaction. We could also potentially lose existing customers or new customers, vendor contracts could be delayed or decreased, and we may have difficulty in hiring new key employees. In addition, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger, which could have a negative impact on our future revenues and/or results of operations.

We are also subject to restrictions, without the consent of Land O’Lakes, on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to make certain capital expenditures, make investments and acquisitions, enter into certain contracts, sell, make certain personnel decisions, transfer or dispose of our assets, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing otherwise attractive business opportunities or raising additional capital, result in our inability to respond effectively and/or timely to competitive pressures, industry developments and future opportunities and may otherwise have a significant negative impact on our future revenues and/or results of operations.

If the Merger is not completed, we may consider other strategic alternatives which are subject to risks and uncertainties.

If the Merger is not completed, the Board may review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure, seeking an acquisition or attempting to implement a sale to another buyer. These alternative transactions may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed Merger, and risks and uncertainties related to our ability to consummate any such alternative transaction, the valuation assigned to our business in any such alternative transaction, our ability or a potential buyer’s ability to access capital on acceptable terms or at all and other variables which may adversely affect our operations.

Legal proceedings in connection with the Merger could adversely affect our business and divert management's attention and resources from other matters.

Class action lawsuits have been, and may be filed by third parties challenging the contemplated Merger. Members of our Board, Land O’Lakes and members of Land O’Lakes’s board of directors, among others, may be named as defendants in these class action lawsuits brought by stockholders challenging the Merger. The outcome of any lawsuit that has been, and may be brought challenging the Merger is uncertain. An adverse judgment for monetary damages could have an adverse effect on our operations and liquidity. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. In any event, such lawsuits could adversely affect our business, financial position and results of operations and divert management's attention and resources from other matters.

We will require additional financing and may not be able to obtain such financing on favorable terms, if at all, which would force us to significantly curtail our operations.

We will continue to need capital to fund our research and development projects, to commercialize our products and to provide working capital to fund other aspects of our business. As of May 31, 2016 we had cash and cash equivalents of $4.2 million. We believe our cash and cash equivalents of $4.2 million as of May 31, 2016 is not sufficient to enable us to remain in business beyond August 2016 without raising further capital or significantly curtailing our operations. In order to fund our operations beyond that time, we will need to raise additional funds. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we are able to raise additional debt financing, we may be subject to restrictive covenants that limit our operating flexibility. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures will be significantly limited. If this happens, we may be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights grant licenses to our technology and sell assets on terms that are not favorable to us or delay or terminate research and development programs or the commercialization of products or significantly curtail or cease our operations.

We are currently out of compliance with the continuing listing standards for the NASDAQ Capital Market, and our common stock may be delisted.

On July 12, 2016, we received a letter from NASDAQ Stock Market LLC (“NASDAQ”) indicating that, as a result of the Company’s failure to regain compliance with the minimum bid price requirement for continued listing, the NASDAQ staff has determined to delist the Company. NASDAQ’s delisting determination will not immediately result in the delisting of our common stock. We plan to appeal NASDAQ’s delisting by requesting a hearing before NASDAQ’s Hearing Panel (the “Panel”). Our request for a hearing must be received no later than 4:00 p.m. Eastern time on July 19, 2016. Under NASDAQ rules, the hearing request will stay the delisting action pending the issuance of a final decision by the Panel. There can be no assurance that the Panel will grant our request for continued listing.

If our common stock does not trade at a level that is likely to regain compliance with the NASDAQ requirements, our Board may consider other options that may be available to achieve compliance, including implementing a reverse stock split, which was approved by the Company’s stockholders on April 5, 2016, for implementation at the discretion of the Board, and the raising of additional capital.

In addition, based on the financial statements included in this Quarterly Report on Form 10-Q, the Company was not as of May 31, 2016, in compliance with the NASDAQ’s continuing listing standards for primary equity securities, as set forth in NASDAQ Listing Rule 5550(b). NASDAQ Listing Rule 5550(b) requires that we satisfy at least one of the following criteria: (1) stockholders’ equity of at least $2.5 million, (2) market value of listed securities of at least $35 million or (3) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. Because our stockholders’ equity fell below $2.5 million during the fiscal quarter ended May 31, 2016, we no longer satisfy any of the criteria in NASDAQ Listing Rule 5550(b). We expect that NASDAQ will send us a notification of additional deficiency for failing to comply with the requirements of NASDAQ Listing Rule 5550(b) and requesting that we submit a plan of compliance. We understand that generally companies must submit plans of compliance within 45 days of receiving such a notice. There can be no assurance that we will be able to provide a plan of compliance in a timely manner, or that NASDAQ would accept such a plan of compliance.

If our common stock were delisted from NASDAQ, among other things, it would likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In the event of a de-listing, we would expect to take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

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
Paul Kuc
Chief Financial Officer
(Principal Financial Officer)

Date: July 15, 2016

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger, dated as of June 16, by and among Ceres, Inc., Land O’ Lakes, Inc. and Roman Merger Sub (incorporated by reference to Exhibit 2.1 to Ceres, Inc.’s Current Report on Form 8-K filed with the SEC on June 17, 2016).

3.1	Second Amended and Restated Bylaws of Ceres, Inc. (incorporated by reference to Exhibit 3.1 to Ceres, Inc.’s Current Report on Form 8-K filed with the SEC on June 17, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), of the Securities Exchange Act of 1934, as amended.

[1] 32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Ceres, Inc. for the quarterly period ended May 31, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

[1]	This certification is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

E- 1